Form 10-Q
period 2008-08-31
Blue Gem Enterprise
filed 2008-10-15
CIK 1444377

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended August 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File No. 333-153441


                               BLUE GEM ENTERPRISE
        (Exact name of small business issuer as specified in its charter)

           Nevada                                   1000                               20-8043372
(State or other jurisdiction of          (Primary Standard Industrial              (I.R.S. Employer
 incorporation or organization)           Classification Code Number)             Identification No.)

                              245 King George Road
                       Suite # 105 Brantford, ON, Canada,
                                    N3R 7N7,
                    (Address of principal executive offices)

                            Telephone: (519) 488-4724
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 6, 2008 was 6,520,000.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.

Item 1. Financial Statements.                                                 4

Item 2. Management's Discussion and Analysis or Plan of Operations.           8

Item 3. Quantitative and Qualitative Disclosures About Market Risks.          9

Item 4. Controls and Procedures.                                              9

PART II.

Item 1. Legal Proceedings.                                                   10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.         10

Item 3. Defaults Upon Senior Securities.                                     10

Item 4. Submission of Matter to Vote of Security Holders.                    10

Item 5. Other Information.                                                   10

Item 6. Exhibits.                                                            10

SIGNATURES

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED SECTION 21E OF THE SECURITIES EXCHANGED ACT OF 193, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING FLUCTUATIONS IN THE PRICE OF GOLD OR CERTAIN OTHER COMMODITIES, (SUCH AS SILVER, COPPER, DIESEL FUEL, AND ELECTRICITY); CHANGES IN NATIONAL AND LOCAL GOVERNMENT LEGISLATION, TAXATION, CONTROLS, REGULATIONS AND POLITICAL OR ECONOMIC CHANGES IN THE UNITED STATES OR OTHER COUNTRIES IN WHICH WE MAY CARRY ON BUSINESS IN THE FUTURE; BUSINESS OPPORTUNITIES THAT MAY BE PRESENTED TO OR PURSUED BY US; OUR ABILITY TO INTEGRATE ACQUISITIONS SUCCESSFULLY; OPERATING OR TECHNICAL DIFFICULTIES IN CONNECTION WITH EXPLORATION OR MINING ACTIVITIES; THE SPECULATIVE NATURE OF GOLD EXPLORATION, INCLUDING RISKS OF DIMINISHING QUANTITIES OR GRADES OF RESERVES; AND CONTESTS OVER OUR TITLE TO PROPERTIES. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS.

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                              August 31,         May 31,
                                                                                2008              2008
                                                                                - $ -             - $ -
                                                                               -------           -------
                                                                             (unaudited)
ASSETS

Current
  Cash                                                                          34,539            38,240
                                                                               -------           -------

Total current assets                                                            34,539            38,240
                                                                               -------           -------
Total assets                                                                    34,539            38,240
                                                                               =======           =======

LIABILITIES

Total liabilities                                                                   --                --
                                                                               -------           -------

STOCKHOLDERS' EQUITY

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,520,000 common shares at August 31, 2008 and May 31, 2008 respectively      6,520             6,520
  Additional paid in capital                                                    51,980            50,480
  Deficit accumulated during the exploration stage                             (23,961)          (18,760)
                                                                               -------           -------

Total stockholders' equity                                                      34,539            38,240
                                                                               -------           -------

Total liabilities and stockholders' equity                                      34,539            38,240
                                                                               =======           =======

               See accompanying summary of accounting policies and
                         notes to financial statements

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                Period from
                                                      Three months         Three months       November 28, 2006
                                                         ended                ended            (Inception) to
                                                        August 31,           August 31,           August 31,
                                                          2008                 2007                 2008
                                                          - $ -                - $ -                - $ -
                                                       ----------           ----------           ----------
Mineral property                                               --                   --               10,000
Office and general                                          5,226                1,500               14,247

      Total operating expenses                             (5,226)              (1,500)             (24,247)

Interest income                                                25                    3                  286
                                                       ----------           ----------           ----------

Net loss                                                   (5,201)              (1,497)             (23,961)
                                                       ==========           ==========           ==========

Basic and diluted loss per share                            (0.00)               (0.00)

Weighted average number of shares outstanding           6,520,000            5,500,000
                                                       ==========           ==========


               See accompanying summary of accounting policies and
                         notes to financial statements

BLUE GEM ENTERPRISE
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                Period from
                                                            Three months      Three months    November 28, 2006
                                                               ended             ended         (Inception) to
                                                              August 31,        August 31,        August 31,
                                                                2008              2007              2008
                                                                - $ -             - $ -             - $ -
                                                               -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      (5,201)           (1,497)          (23,961)
  Non cash items:
    Write off of mineral property cost                              --                --            10,000
    Donated services                                             1,500             1,500            10,500
                                                               -------           -------           -------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES           (3,701)                3            (3,461)
                                                               -------           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral property acquisition costs                                --                --           (10,000)
                                                               -------           -------           -------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                         --                --           (10,000)
                                                               -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of common stock                           --                --            48,000
                                                               -------           -------           -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         --                --            48,000
                                                               -------           -------           -------

NET INCREASE (DECREASE) IN CASH                                 (3,701)                3            34,539

Cash, beginning of period                                       38,240             5,098                --
                                                               -------           -------           -------

Cash, end of period                                             34,539             5,101            34,539
                                                               =======           =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                     --                --                --
                                                               =======           =======           =======

  Taxes paid                                                        --                --                --
                                                               =======           =======           =======


               See accompanying summary of accounting policies and
                         notes to financial statements

BLUE GEM ENTERPRISE
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Blue Gen Enterprise ("Blue Gem or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form S-1, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company. It should be read in conjunction with the Financial Statements and accompanying Notes.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first and second of the three phases of the exploration program on our claim. In addition to the $16,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $25,000 on general and administration expenses and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $41,000. If we experience a shortage of funds prior to funding we may utilize funds from our directors. However they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1 DATA EVALUATION: Magnetometer data for the claim area should be researched for anomalies potentially caused by mineralization. Priority areas for prospecting will be any such anomalies.

Phase 2 GEOCHEMICAL SAMPLING: All priority areas found will be prospected in detail and systematic soil sampling will be taken. Trenching may be employed to gather soil samples. Samples need to be analyzed at a specialized laboratory. Positive results will be the outline of mineralized bodies, through indicator element signatures.

Phase 3 DRILLING: Positive areas will need to be drill tested. The amount of drilling will depend on the success of phase 1 and 2.

                                     BUDGET
                                                        $
                                                     ------
                    Phase 1                           6,000
                    Phase 2                          10,000
                    Phase 3                          70,000
                    Total                            86,000

We plan to commence Phase 1 of the exploration program on the claim in the fall of 2008. We expect this phase to take 8 days to complete and an additional one to two months for the geologist to prepare his report.

The  above   program   costs  are   management's   estimates   based   upon  the
recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Subject to the results of Phase 1, we anticipate commencing with Phase 2 and 3 in fall 2008 or spring 2009. We will require additional funding to proceed with Phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the second phase of the exploration program.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED AUGUST 31, 2008

We did not earn any revenues during the three-month period ended August 31, 2008 (three-month period ended August 31, 2007: $Nil).

We incurred operating expenses in the amount of $5,226 for the three-month period ended August 31, 2008 (three-month period ended August 31, 2007: $1,500).

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2008, we had a cash balance of $34,539. We believe that we have enough cash on hand to complete our Phases 1 and 2 of our exploration program. If the results of the Phases 1 and 2 are particularly encouraging, we will need to raise additional funds for Phase 3. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase 3.

If additional funds are required, the additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities. In the absence of such financing, our business will likely fail.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting our Chief Executive Officer and our Chief Accounting Officer concluded that, as of August 31, 2008, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheet as of August 31, 2008 (Unaudited) and May 31, 2008

Statement of Operations for the three-month periods ended August 31, 2008 and 2007, and the period from November 28, 2006 (inception) to August 31, 2008 (Unaudited)

Statement of Cash Flows for the three-month periods ended August 31, 2008 and 2007, and the period from November 28, 2006 (inception) to August 31, 2008 (Unaudited)

Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit
Number                                    Description
------                                    -----------

 31.1         Certification of Chief Executive  Officer pursuant to Rule 13a-15e
              or  15d-15(e),   as  adopted   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002

 31.2         Certification of Chief Financial  Officer pursuant to Rule 13a-15e
              or  15d-15(e),   as  adopted   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002

 32.1         Certification  of Chief  Executive  Officer  pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002

 32.2         Certification  of Chief  Financial  Officer  pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002

(b) Reports filed on Form 8-K during the quarter ended August 31, 2008:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Blue Gem Enterprise
Date: October 13, 2008                 (Registrant)


                                           /s/ Dave Beatty
                                           -------------------------------------
                                    By:    Dave Beatty
                                    Title: President and Chief Executive Officer


                                           /s/ Susan Loyd
                                           -------------------------------------
                                    By:    Susan Loyd
                                    Title: Chief Financial Officer &
                                           Principal Accounting Officer