Form 10-Q
period 2008-11-30
Blue Gem Enterprise
filed 2009-01-14
CIK 1444377

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended November 30, 2008

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

                              245 King George Road
                       Suite # 105 Brantford, ON, Canada,
                                     N3R 7N7
                    (Address of principal executive offices)

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at January 13, 2009 was 6,520,000.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.

Item 1. Financial Statements                                                  4

Item 2. Management's Discussion and Analysis or Plan of Operations            8

Item 3. Quantitative and Qualitative Disclosures About Market Risks           9

Item 4. Controls and Procedures                                               9

PART II.

Item 1. Legal Proceedings                                                    10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3. Defaults Upon Senior Securities                                      10

Item 4. Submission of Matter to Vote of Security Holders                     10

Item 5. Other Information                                                    10

Item 6. Exhibits                                                             10

SIGNATURES                                                                   11

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

                                     PART I.
ITEM 1. FINANCIAL STATEMENTS

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         November 30,         May 31,
                                                                            2008               2008
                                                                            - $ -              - $ -
                                                                          --------           --------
                                                                         (unaudited)
ASSETS

Current
  Cash                                                                      13,314             38,240
                                                                          --------           --------

Total current assets                                                        13,314             38,240
                                                                          --------           --------
Total assets                                                                13,314             38,240
                                                                          ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Total liabilities                                                               --                 --
                                                                          --------           --------
STOCKHOLDERS' EQUITY

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,520,000 common shares at November 30, 2008 and May 31, 2008
   respectively                                                              6,520              6,520
  Additional paid in capital                                                53,480             50,480
  Deficit accumulated during the exploration stage                         (46,686)           (18,760)
                                                                          --------           --------
Total stockholders' equity                                                  13,314             38,240
                                                                          --------           --------

Total liabilities and stockholders' equity                                  13,314             38,240
                                                                          ========           ========


                See accompanying note to the financial statements

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                        Period from
                                   Three months     Three months       Six months       Six months    November 28, 2006
                                       ended            ended            ended            ended       (Inception) to
                                    November 30,     November 30,     November 30,     November 30,     November 30,
                                       2008             2007             2008             2007             2008
                                       - $ -            - $ -            - $ -            - $ -            - $ -
                                    ----------       ----------       ----------       ----------       ----------
Mineral property                           620               --              620               --           10,620
Office and general                      22,119            1,500           27,347            3,000           36,367
                                    ----------       ----------       ----------       ----------       ----------

Total operating expenses               (22,739)          (1,500)         (27,967)          (3,000)         (46,987)
                                    ----------       ----------       ----------       ----------       ----------

Interest income                             15                7               41               10              301
                                    ----------       ----------       ----------       ----------       ----------

Net loss                               (22,724)          (1,493)         (27,926)          (2,990)         (46,686)
                                    ==========       ==========       ==========       ==========       ==========

Basic and diluted loss per share         (0.00)           (0.00)           (0.00)           (0.00)
                                    ----------       ----------       ----------       ----------
Weighted average number of
shares outstanding                   6,520,000        5,648,571        6,520,000        5,073,880
                                    ==========       ==========       ==========       ==========


                See accompanying note to the financial statements

BLUE GEM ENTERPRISE
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    Period from
                                                               Six months         Six months      November 28, 2006
                                                                 ended              ended         (Inception) to
                                                              November 30,       November 30,       November 30,
                                                                 2008               2007               2008
                                                                 - $ -              - $ -              - $ -
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      (27,926)            (2,990)           (46,686)
  Non cash items:
    Write off of mineral property cost                               --                 --             10,000
    Donated services                                              3,000              3,000             12,000
                                                               --------           --------           --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES           (24,926)                10            (24,686)
                                                               --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property acquisition costs                                 --                 --            (10,000)
                                                               --------           --------           --------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                          --                 --            (10,000)
                                                               --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from sale of common stock                            --             13,000             48,000
                                                               --------           --------           --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          --             13,000             48,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                 (24,926)            13,010             13,314

Cash, beginning of period                                        38,240              5,098                 --
                                                               --------           --------           --------

Cash, end of period                                              13,314             18,108             13,314
                                                               ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      --                 --                 --
                                                               ========           ========           ========
  Taxes paid                                                         --                 --                 --
                                                               ========           ========           ========


                See accompanying note to the financial statements

BLUE GEM ENTERPRISE
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Blue Gem Enterprise ("Blue Gem or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form S-1, have been omitted.

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

PLAN OF OPERATION

Our plan of operation for the following twelve months is to complete the first and second of the three phases of the exploration program on our claim. In addition to the $16,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $25,000 on general and administration expenses and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $41,000. If we experience a shortage of funds prior to funding we may utilize funds from our directors. However they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

                                     BUDGET
                                                   - $ -
                                                   ------
                      Phase 1                       6,000
                      Phase 2                      10,000
                      Phase 3                      70,000
                                                   ------
                      Total                        86,000
                                                   ======

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2008 AND 2007

We did not earn any revenues during the three-month period ended November 30, 2008 (three-month period ended November 30, 2007: $Nil).

We incurred operating expenses in the amount of $22,739 for the three-month period ended November 30, 2008 (three-month period ended November 30, 2007:
$1,500).

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2008 AND 2007

We did not earn any revenues during the six-month period ended November 30, 2008 (six-month period ended November 30, 2007: $Nil).

We incurred operating expenses in the amount of $27,967 for the six-month period ended November 30, 2008 (six-month period ended November 30, 2007: $3,000).

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2008, we had a cash balance of $13,314. We believe that we have enough cash on hand to complete Phase 1 of our exploration program. If the results of the Phase 1 are particularly encouraging, we will need to raise additional funds for Phases 2 and 3. Additional funds will need to be raised to support work that may be undertaken subsequent to Phases 2 and 3.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting our Chief Executive Officer and our Chief Accounting Officer concluded that, as of November 30, 2008, our disclosure controls and procedures were effective.

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

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of November 30, 2008 (Unaudited) and May 31, 2008

Statements of Operations for the three-month periods ended November 30, 2008 and 2007, the six-month periods ended November 30, 2008 and 2007 and the period from November 28, 2006 (inception) to November 30, 2008 (Unaudited).

Statements of Cash Flows for the six-month periods ended November 30, 2008 and 2007, and the period from November 28, 2006 (inception) to November 30, 2008 (Unaudited)

Notes to Financial Statements

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

(b) Reports filed on Form 8-K during the quarter ended November 30, 2008:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Blue Gem Enterprise
Date: January 13, 2009                (Registrant)


                                          /s/ Dave Beatty
                                          --------------------------------------
                                   By:    Dave Beatty
                                   Title: President and Chief Executive Officer


                                          /s/ Susan Loyd
                                          --------------------------------------
                                   By:    Susan Loyd
                                   Title: Chief Financial Officer & Principal
                                          Accounting Officer