Form 10-Q
period 2009-02-28
Blue Gem Enterprise
filed 2009-04-14
CIK 1444377

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended February 28, 2009

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at March 22, 2009 was 6,520,000.

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

                                     PART I.
ITEM 1. FINANCIAL STATEMENTS.

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   February 28,        May 31,
                                                                                      2009              2008
                                                                                      - $ -             - $ -
                                                                                     -------           -------
                                                                                   (unaudited)

ASSETS

Current
  Cash                                                                                 7,351            38,240
                                                                                     -------           -------

Total current assets                                                                   7,351            38,240
                                                                                     -------           -------

Total assets                                                                           7,351            38,240
                                                                                     =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Total liabilities                                                                       --                --
                                                                                     -------           -------
STOCKHOLDERS' EQUITY
  Common stock
    Authorized:
     75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
     6,520,000 common shares at February 28, 2009 and May 31, 2008 respectively        6,520             6,520
  Additional paid in capital                                                          54,980            50,480
  Deficit accumulated during the exploration stage                                   (54,149)          (18,760)
                                                                                     -------           -------

Total stockholders' equity                                                             7,351            38,240
                                                                                     -------           -------

Total liabilities and stockholders' equity                                             7,351            38,240
                                                                                     =======           =======


                See accompanying note to the financial statements

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    Period from
                                Three months     Three months     Nine months      Nine months    November 28, 2006
                                   ended            ended            ended            ended        (Inception) to
                                February 28,     February 29,     February 28,     February 29,      February 28,
                                   2009             2008             2009             2008              2009
                                   - $ -            - $ -            - $ -            - $ -             - $ -
                                ----------       ----------       ----------       ----------        ----------
Mineral property expense                --           10,000              620           10,000            10,620
Office and general                   7,466            1,510           34,813            4,510            43,833
                                ----------       ----------       ----------       ----------        ----------

Total operating expenses            (7,466)         (11,510)         (35,433)         (14,510)          (54,453)
                                ----------       ----------       ----------       ----------        ----------

Interest income                          3               12               44               24               304
                                ----------       ----------       ----------       ----------        ----------

Net loss                            (7,463)         (11,498)         (35,389)         (14,486)          (54,149)
                                ==========       ==========       ==========       ==========        ==========
Basic and diluted
loss per share                       (0.00)           (0.00)           (0.01)           (0.00)
                                ----------       ----------       ----------       ----------

Weighted average number of
shares outstanding               6,520,000        5,500,000        6,520,000        5,352,350
                                ==========       ==========       ==========       ==========


                See accompanying note to the financial statements

BLUE GEM ENTERPRISE
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      Period from
                                                   Nine months       Nine months    November 28, 2006
                                                      ended             ended        (Inception) to
                                                   February 28,      February 29,      February 28,
                                                      2009              2008              2009
                                                      - $ -             - $ -             - $ -
                                                     -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           (35,389)          (14,486)          (54,149)
  Non cash items:
    Write off of mineral property cost                    --                --            10,000
    Donated services                                   4,500             4,500            13,500
                                                     -------           -------           -------

CASH FLOWS USED IN OPERATING ACTIVITIES              (30,889)           (9,986)          (30,649)
                                                     -------           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral property acquisition costs                      --                --           (10,000)
                                                     -------           -------           -------

CASH FLOWS USED IN INVESTING ACTIVITIES                   --                --           (10,000)
                                                     -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                      --            33,000            48,000
                                                     -------           -------           -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               --            33,000            48,000
                                                     -------           -------           -------

NET INCREASE (DECREASE) IN CASH                      (30,889)           23,014             7,351

Cash, beginning of period                             38,240             5,098                --
                                                     -------           -------           -------

Cash, end of period                                    7,351            28,112             7,351
                                                     =======           =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           --                --                --
                                                     =======           =======           =======

  Taxes paid                                              --                --                --
                                                     =======           =======           =======


                See accompanying note to the financial statements

BLUE GEM ENTERPRISE
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(UNAUDITED)
--------------------------------------------------------------------------------

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

PLAN OF OPERATION

Our plan of operation for the following twelve months is to complete the first and second of the three phases of the exploration program on our claim. In addition to the $16,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $25,000 on general and administration expenses and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $41,000. We will experience a shortage of funds prior to funding and we may utilize funds from our directors. However they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

We plan to commence Phase 1 of the exploration program on the claim in the fall of 2009. We expect this phase to take 8 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Subject to the results of Phase 1, we anticipate commencing with Phase 2 and 3 in fall 2009 or spring 2010.

We will require additional funding to commence our planned exploration program. We cannot provide any assurance that we will be able to raise sufficient funds to commence our planned exploration program.

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

We did not earn any revenues during the three-month period ended February 28, 2009 (three-month period ended February 29, 2008: $Nil).

We incurred operating expenses in the amount of $7,466 for the three-month period ended February 28, 2009 (three-month period ended February 29, 2008:
$11,510).

NINE-MONTH PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

We did not earn any revenues during the nine-month period ended February 28, 2009 (nine-month period ended February 29, 2008: $Nil).

We incurred operating expenses in the amount of $35,433 for the nine-month period ended February 28, 2009 (nine-month period ended February 29, 2008:
$14,510).

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2009, we had a cash balance of $7,351. We do not have enough cash on hand to commence our exploration program. We will need to raise additional funds to commence our planned exploration program.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting our

Chief Executive Officer and our Chief Accounting Officer concluded that, as of February 28, 2009, our disclosure controls and procedures were effective.

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

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of February 28, 2009 (Unaudited) and May 31, 2008

Statements of Operations for the three-month periods ended February 28, 2009 and February 29, 2008, the nine-month periods ended February 28, 2009 and February 29, 2008 and the period from November 28, 2006 (inception) to February 28, 2009 (Unaudited).

Statements of Cash Flows for the nine-month periods ended February 28, 2009 and February 29, 2008, and the period from November 28, 2006 (inception) to February 28, 2009 (Unaudited)

Notes to Financial Statements (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended February 28, 2009:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Blue Gem Enterprise
Date: April 14 , 2009                  (Registrant)


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