Form 10-K
period 2009-05-31
Blue Gem Enterprise
filed 2009-08-05
CIK 1444377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2009

                        Commission File Number 333-153441

                               BLUE GEM ENTERPRISE
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                    1000                             20-8043372
(State or other jurisdiction of          (Primary Standard Industrial              (I.R.S. Employer
 incorporation or organization)           Classification Code Number)             Identification No.)

                                 360 Main Street
                              Washington, VA 22747
                    (Address of principal executive offices)

                            Telephone: (540) 675-3149
              (Registrant's telephone number, including area code)

       Joseph Meuse, President
          360 Main Street
        Washington, VA  22747                                   (540) 675-3149
(Name and Address of Agent for Service)                       (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 4, 2009, the registrant had 6,520,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 4, 2009.

                               BLUE GEM ENTERPRISE
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       12
Item 2.  Properties                                                         17
Item 3.  Legal Proceedings                                                  17
Item 4.  Submission of Matters to a Vote of Securities Holders              17

                                     Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
         Matters                                                            17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          19
Item 8.  Financial Statements                                               24
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           34
Item 9A. Controls and Procedures                                            34

                                    Part III

Item 10. Directors and Executive Officers                                   36
Item 11. Executive Compensation                                             37
Item 12. Security Ownership of Certain Beneficial Owners and Management     38
Item 13. Certain Relationships and Related Transactions                     39
Item 14. Principal Accounting Fees and Services                             39

                                     Part IV

Item 15. Exhibits                                                           39

Signatures                                                                  40

                                     PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

On November 28, 2006, Blue Gem Enterprise, Inc. was incorporated under the laws of the State of Nevada for the purpose of conducting mineral exploration activities.

We are an exploration stage company formed for the purposes of acquiring, exploring, and if warranted and feasible, developing natural resource property. We raised an aggregate of $48,000 through private placements of our securities. Proceeds from these placements were used to acquire a mineral property and for working capital.

On December 14, 2007 we acquired the Golden Prince lode mining claim in the Sunset Mining District of Clark County, Nevada. We had a qualified engineer prepare a technical report on the claim. We intend to conduct exploratory activities on the claim and if feasible, develop the claim.

The Company's principal offices are located at 360 Main Street Washington, VA 22747, and our telephone number is (540) 675-3149. We do not currently have a functioning website.

From inception until the date of this filing we have had limited operating activities. Our audited financial statements for the period from inception through May 31, 2009 report no revenues and a net loss of $55,182. Our independent auditors have issued an audit opinion for Blue Gem Enterprises which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have not yet commenced any exploration activities on the claim. We will require additional funding to commence our planned exploration program. We cannot provide any assurance that we will be able to raise sufficient funds to commence our planned exploration program. Our property may not contain any mineral reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production.

We are an exploration stage company formed for the purposes of acquiring, exploring, and if warranted and feasible, developing natural resource properties. We have recently commenced our mineral exploration business and our operations to date have been limited to raising capital and researching and acquiring mineral claims in Nevada, USA.

ORGANIZATION WITHIN THE LAST FIVE YEARS

On November 28, 2006, the Company was incorporated under the laws of the State of Nevada for the purpose of conducting mineral exploration activities. We were authorized to issue 75,000,000 shares of common stock, par value $.001 per share, and initially issued 5,000,000 shares of common stock to each of our directors. Said issuances were paid at a purchase price of the par value per share.

On April 24, 2007, we accepted subscriptions for 500,000 shares of our common stock from 20 investors. The shares of common stock were sold at a purchase price of $0.01 per share, amounting in the aggregate to $5,000. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

On October 27, 2007, we accepted subscriptions for 520,000 shares of our common stock from 13 investors. The shares of common stock were sold at a purchase price of $0.025 per share, amounting in the aggregate to $13,000. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

On March 28, 2008, we accepted subscriptions for 500,000 shares of our common stock from 5 investors. The shares of common stock were sold at a purchase price of $0.05 per share, amounting in the aggregate to $25,000. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

In October 2007, we commenced our mineral exploration activities and our operations to date have been limited to management's researching areas with mineral potential in Nevada, USA. On December 14, 2007, the Company entered into an agreement with New Zone Resources Inc. pursuant to which the Company obtained acquired a 100% interest in and to the Golden Prince lode mining claim located in the Sunset Mining District of Clark County, Nevada.

In December 2007, we engaged Mr. Laurence Sookochoff, a professional engineer, to review the geologic premise and information upon which the claim was acquired, and to provide a technical report as to its merit as an exploration prospect, including recommendations on appropriate next steps. The report on the claims, entitled Geological Evaluation Report on the Golden Prince Lode Mining Claim is dated December 16, 2007 and describes the mineral claim (tenures, location and access) and the regional, local and property geology. It also includes relevant information on targeted deposit types and mineralization, and recommendations with associated budgets, regarding the initial strategy that should be followed in exploring the claim.

EXPLORATORY ACTIVITIES

We have not commenced any work on the property. Our initial objective will be to conduct a stage one and two programs as outlined in the recommendations of the technical report and summarized below. Mineral exploration activities at the early exploration stage generally consist of acquiring and evaluating one or more mineral properties, including conducting geological exploration work on the properties in order to assess their potential for economically viable mineral deposits. There is presently no known commercially viable deposit on our claims and exploratory work is required to adequately assess the mineral potential of the property, if any.

PROPERTY DESCRIPTION, LOCATION AND ACCESS

The Golden Prince Lode Claim, comprising 20 acres, was located on December 4, 2007 and was filed in the Clark County recorder's office in Las Vegas on December 5, 2007. The Golden Prince Lode Claim is located within Township 27S, Range 60E, Section 31, and adjoining Township 28S, Range 60E, Section 6 in the Sunset Mining District of Clark County, Nevada.

Access from Las Vegas, Nevada to the Golden Prince Lode Claim is southeastward to Boulder City, thence southward via Highway 95 to Searchlight, thence westward via Highway 164 to Crescent from where a sub-standard road is taken northward to the Golden Prince Lode Claim. The entire distance from Las Vegas to the Golden Prince Lode Claim is approximately 84 miles.

HISTORY

The Sunset Mining District was established in 1867 within an area comprised of a group of hills (Lucy Grey Range) of relatively low relief about 16 miles south of Jean, Nevada. The Sunset Mining District is south of the Goodsprings Mining District which ranks second only to Tonopah Mining District in total Nevada lead and zinc production. There is no recorded production from the ground covered by the Golden Prince Lode Claim, however, inclusive prospect pits indicate the exploration of mineralized zones.

GEOLOGICAL SETTING

Geologically, the Sunset Mining District is the southern extension of the Yellow Pine Mining District where the Mountain Ranges consist mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. A series of Carboniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

The sedimentary rocks in the Yellow Pine Mining District range in age from Upper Cambrian to recent. The Paleozoic section includes the Cambrian Golden Prince King and Nopah Formations, the Devonian Sultan, Mississippian Monte Cristo Limestone, Pennsylvanian/Mississippian Bird Spring Formation and Permian Kaibab Limestone.

The Mesozoic section is comprised only of the Triassic Moenkopi and Chinle Formations and an upper Mesozoic unit of uncertain age termed the Lavinia Wash Formation. The Paleozoic rocks are dominantly carbonates while the Mesozoic units are continental clastics. Tertiary rocks include gravels and minor volcanic tuffs.

Only two varieties of intrusive rocks are known in the district. The most abundant is granite porphyry which forms three large sill-like masses. The sills generally lie near major thrust faults and are thought to have been emplaced along breccia zones at the base of the upper plate of the thrust fault. Locally, small dikes of basaltic composition and uncertain age have been encountered in some of the mine workings.

The region reveals an amazing record of folding, thrust faulting and normal faulting. Folding began in the early Jurassic, resulting in broad flexures in the more massive units and tight folds in the thinly bedded rocks. The thrust faults in the district are part of a belt of thrust faulted rocks, the Foreland Fold and Thrust Belt that stretches from southern Canada to southern California. Deformation within this belt began in the Jurassic and continued until Cretaceous time. Within the Goodsprings District thrust faulting appears to post-date much of the folding, but despite intensive study the actual age of thrusting continues to be the subject of contentious debate. Three major thrusts have been mapped; from west to east, the Green Monster, Keystone and Contact thrusts.

Of these, the Keystone is the most persistent along strike having been mapped for a distance of over 50 kilometers. The stratigraphic relationships along the Keystone fault are similar to those for all the major thrusts in the area, Cambrian Golden Prince King Formation has been thrust eastward over younger Paleozoic rocks. The Golden Prince Lode Claim is indicated to be underlain in part by basement Precambrian rocks overlain by the Cambrian to Devonian Goodsprings dolomite.

REGIONAL MINERALIZATION

In the Goodsprings Mining District proximally north of the Sunset Mining District, the ore deposits can at best be characterized as enigmatic. They appear to fall into two distinct types, which may or may not be related, gold-copper deposits and lead-zinc deposits. Gold-copper deposits are clearly related to sill-like masses of granite porphyry. All existing mines worked the contact between the intrusive and surrounding sedimentary rocks. Gold occurred in both the intrusive and the carbonate wall rocks. It appears any carbonate unit was a suitable host.

The lead-zinc deposits are often distant from intrusives and occur as veins or replacements of brecciated rocks along fault zones, either thrust faults or normal faults. Unlike the gold deposits, the productive lead-zinc deposits are restricted to the Monte Cristo Formation. Mineralogy of gold-copper deposits consists of native gold, pyrite, limonite, cinnabar, malachite, azurite and chrysocolla. Lead-zinc deposits are comprised of hydrozincite, calamine, smithsonite, cerrusite, anglesite, galena and iron oxides. The rather unusual mineralogy of the district is due to the great depth of surface oxidation, exceeding 600 feet.

Typical sulfides such as chalcopyrite, sphalerite and pyrite have been partially or completely altered to more stable hydrated carbonates and sulfates. Only the highly insoluble lead sulfide, galena has successfully resisted surface oxidation. Primary alteration is difficult to characterize due to the supergene overprint, but again appears to differ for gold-copper deposits and lead-zinc deposits. Gold-copper ores have been extensively sericitized and kaolinized, altering the host pluton to a rock that can be mined through simple excavation with little or no blasting. The rock is so thoroughly altered it decrepitates on exposure to the atmosphere. On the other hand, lead-zinc deposits appear to be characterized by dolomitization and minor silcification.

LOCAL MINERALIZATION

Mineralization is reported as gold, silver, lead, and zinc within a breccia pipe in Precambrian gneiss. The minerals are concentrated in secondary fractures which cut the quartz veins.

PROPERTY MINERALIZATION

The mineralization on the Golden Prince Lode Claim is not known, however, the indicated prospect pits within the Claim may have explored mineralization gold, silver, lead, and copper hosted by fractures within a breccia pipe of the Precambrian gneiss as at the nearby Lucy Grey mine.

                [MAP SHOWING LOCATION OF THE GOLDEN PRINCE CLAIM]

           [MAP SHOWING REGIONAL LOCATION OF THE GOLDEN PRINCE CLAIM]

                      [MAP SHOWING THE REGIONAL TOPOGRAPHY]

                       [MAP SHOWING THE REGIONAL GEOLOGY]

CONDITIONS TO RETAIN TITLE TO THE CLAIM

State and Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Golden Prince Lode Claim is in good standing to September 1, 2010. A yearly maintenance fee of $125.00 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.

PRESENT CONDITION OF THE CLAIM

The claim is in good standing until September 1, 2010.

COMPETITIVE CONDITIONS

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in USA generally, and in Nevada specifically.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We currently have no costs to comply with environmental laws concerning our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

EMPLOYEES

We currently have no employees other than our directors. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING KNOWN RISKS AND UNCERTAINTIES IN ADDITION TO OTHER INFORMATION IN THIS REPORT IN EVALUATING OUR COMPANY. OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED DUE TO ANY OF THE FOLLOWING KNOWN RISKS. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

ESTIMATES OF MINERALIZED MATERIAL ARE FORWARD-LOOKING STATEMENTS INHERENTLY SUBJECT TO ERROR. ALTHOUGH RESOURCE ESTIMATES REQUIRE A HIGH DEGREE OF ASSURANCE IN THE UNDERLYING DATA WHEN THE ESTIMATES ARE MADE, UNFORESEEN EVENTS AND UNCONTROLLABLE FACTORS CAN HAVE SIGNIFICANT ADVERSE OR POSITIVE IMPACTS ON THE ESTIMATES. ACTUAL RESULTS WILL INHERENTLY DIFFER FROM ESTIMATES. THE UNFORESEEN EVENTS AND UNCONTROLLABLE FACTORS INCLUDE: GEOLOGIC UNCERTAINTIES INCLUDING INHERENT SAMPLE VARIABILITY, METAL PRICE FLUCTUATIONS, VARIATIONS IN MINING AND PROCESSING PARAMETERS, AND ADVERSE CHANGES IN ENVIRONMENTAL OR MINING LAWS AND REGULATIONS. THE TIMING AND EFFECTS OF VARIANCES FROM ESTIMATED VALUES CANNOT BE ACCURATELY PREDICTED.

RISKS RELATING TO OUR COMPANY

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements for the year ended May 31, 2009 were prepared assuming that we will continue our operations as a going concern. We were incorporated on November 28, 2006 and do not have a history of earnings. As a result, our independent accountants, in their audit report dated July 31, 2009 have raised substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

WE MAY REQUIRE ADDITIONAL FUNDS WHICH WE PLAN TO RAISE THROUGH THE SALE OF OUR COMMON STOCK, WHICH REQUIRES FAVORABLE MARKET CONDITIONS AND INTEREST IN OUR ACTIVITIES BY INVESTORS. WE MAY NOT BE ABLE TO SELL OUR COMMON STOCK AND FUNDING WOULD NOT BE AVAILABLE FOR CONTINUED OPERATIONS.

Our current assets of $7,818 will not be sufficient to complete the first phase of our planned exploration program on the Golden Prince mining claim. We will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist if and when additional funding is required by us. If we are unable to raise additional funds, we may have to cease our operations.

WE HAVE A VERY LIMITED HISTORY OF OPERATIONS AND ACCORDINGLY THERE IS NO TRACK RECORD THAT WOULD PROVIDE A BASIS FOR ASSESSING OUR ABILITY TO CONDUCT SUCCESSFUL MINERAL EXPLORATION ACTIVITIES. WE MAY NOT BE SUCCESSFUL IN CARRYING OUT OUR BUSINESS OBJECTIVES.

We were incorporated on November 28, 2006 and to date, have been involved primarily in organizational activities, obtaining financing and acquiring an interest in the claims. Accordingly we have no track record of successful exploration activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a junior resource exploration company. Junior exploration companies often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our exploration activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

OUR FAILURE TO MAKE REQUIRED PAYMENT COULD CAUSE US TO LOSE TITLE TO THE MINERAL CLAIM.

The Golden Prince mining claim has an expiration date of September 1, 2010. In order to maintain the tenure of our ownership of the claim in good standing, it will be necessary for us to pay an annual maintenance fee of $125 to the Bureau of Land Management before the expiration date.

DUE TO THE SPECULATIVE NATURE OF MINERAL PROPERTY EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY VIABLE MINERAL DEPOSITS WILL BE FOUND ON OUR GOLDEN PRINCE CLAIM OR OTHER MINERAL PROPERTIES THAT WE ACQUIRE.

In order for us to even commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable mineral body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue. Moreover, exploration for commercially viable mineral deposits is highly speculative in nature and involves substantial risk that no viable mineral deposits will be located on any of our present or future mineral properties. There is a substantial risk that the exploration program that we will conduct on the Claim may not result in the discovery of any significant mineralization, and therefore no commercial viable mineral deposit. There are numerous geological features that we may encounter that would limit our ability to locate mineralization or that could interfere with our exploration programs as planned, resulting in unsuccessful exploration efforts. In such a case, we may incur significant costs associated with an exploration program, without any benefit. This would likely result in a decrease in the value of our common stock.

DUE TO THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or may elect not to insure. We currently have no such insurance nor do we expect to obtain such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets and cease operations, resulting in the loss of your entire investment.

THE MARKET PRICE FOR PRECIOUS METALS IS BASED ON NUMEROUS FACTORS OUTSIDE OF OUR CONTROL. THERE IS A RISK THAT THE MARKET PRICE FOR PRECIOUS METALS WILL SIGNIFICANTLY DECREASE, WHICH WILL MAKE IT DIFFICULT FOR US TO FUND FURTHER MINERAL EXPLORATION ACTIVITIES, AND WOULD DECREASE THE PROBABILITY THAT ANY SIGNIFICANT MINERALIZATION THAT WE LOCATE CAN BE ECONOMICALLY EXTRACTED.

Numerous factors beyond our control may affect the marketability of minerals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment.

SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE OWNED BY OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTORS, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY.

Our directors beneficially own 76.69% of our outstanding common stock. The interests of our directors may not be, at all times, the same as that of our other shareholders. Our directors are not simply passive investors but are also executive officers of the Company, their interests as executives may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our directors exercising, in a manner fair to all of our shareholders, their fiduciary duties as officers or as members of the Company's Board of Directors. Also, our directors will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

SINCE OUR OFFICERS AND DIRECTORS HAVE THE ABILITY TO BE EMPLOYED BY OR CONSULT FOR OTHER COMPANIES, THEIR OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Our directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. It is expected that each of our directors will devote between 10 and 20 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of our directors.

RISKS RELATING TO OUR COMMON STOCK

THERE IS NO CURRENT ACTIVE TRADING MARKET FOR OUR SECURITIES.

Our common stock has been listed for trading on FINRA's OTC Bulletin Board since December 24, 2008 under the symbol "BGEM", however; there has been no active trading in our shares. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

Under U.S. federal securities legislation, our common stock will constitute "penny stock". Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of May 31, 2009 the Company had 6,520,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 68,480,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

ITEM 2. PROPERTIES

Our executive offices are located at 360 Main Street Washington, VA 22747. The space is being provided to us by our President without charge.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended May 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "BGEM". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Blue Gem Enterprise had 40 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2009 AND 2008

We did not earn any revenues during the years ended May 31, 2009 and 2008.

We incurred operating expenses in the amount of $36,422 and $15,760 for the years ended May 31, 2009 and 2008.

From inception (November 28, 2006) through the year ended May 31, 2009 we had no revenues and a net loss of $55,182.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2009, we had a cash balance of $7,818. We do not have enough cash on hand to commence our exploration program. We will need to raise additional funds to commence our planned exploration program.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and are presented in US dollars.

EXPLORATION STAGE COMPANY

The Company is considered to be in the exploration stage, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Exploration Stage Enterprises."

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of reveneus and explenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to useful lives of assets and deferred income tax rates and timing of the reversal of income tax differences.

CASH AND CASH EQUIVALENTS

For the purposes of presenting cash flows, the company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

EQUIPMENT

Fixed assets are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the two to five year estimated useful lives of the assets.

MINERAL INTERESTS

Mineral property acquisition costs are capitalized (when material) in accordance with Emerging Issues Task Force ("EITF") 04-2. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments consists of cash and is estimated to be equal to its carrying value based on the short-term nature of the instrument. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

INCOME TAXES

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on June 1, 2007.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

LOSS PER SHARE

In accordance with SFAS No. 128 - "Earnings Per Share", basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

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

Phase 3 Drilling: Positive areas will need to be drill tested. The amount of drilling will depend on the success of phase 1 and 2.

     BUDGET                   $
     ------                 ------
     Phase 1                 6,000
     Phase 2                10,000
     Phase 3                70,000
                            ------
     Total                  86,000
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

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Subject to the results of Phase 1, we anticipate commencing with Phase 2 and 3 in spring and summer 2010.

We will require additional funding to commence our planned exploration program. We cannot provide any assurance that we will be able to raise sufficient funds to commence our planned exploration program.

ITEM 8. FINANCIAL STATEMENTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Blue Gem Enterprise
(An Exploration Stage Company)
Washington, VA 22747

We have audited the accompanying balance sheets of Blue Gem Enterprise (the "Company") as of May 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2009 and 2008 and for the period from November 28, 2006 (inception) through May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Gem Enterprise as of May 31, 2009, and the results of its operations and its cash flows for the years ended May 31, 2009 and 2008 and for the period from November 28, 2006 (inception) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LBB & Associates Ltd., LLP
-------------------------------------
LBB & Associates Ltd., LLP
Houston, Texas
July 31, 2009

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                      May 31,            May 31,
                                                                       2009               2008
                                                                     --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                               $  7,818           $ 38,240
                                                                     --------           --------

TOTAL ASSETS                                                         $  7,818           $ 38,240
                                                                     ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

TOTAL LIABILITIES                                                    $     --           $     --
                                                                     --------           --------

STOCKHOLDERS' EQUITY
  75,000,000 shares Common Stock authorized at $0.001/par value
   6,520,000 shares issued and outstanding at May 31, 2009
   and 2008, respectively                                               6,520              6,520
  Additional Paid-in Capital                                           56,480             50,480
  Deficit accumulated during the exploration stage                    (55,182)           (18,760)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              7,818             38,240
                                                                     --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  7,818           $ 38,240
                                                                     ========           ========


 The accompanying footnotes are an integral part of these financial statements.

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                            Statements of Operations

                                                                                    Inception
                                                                                (November 28, 2006)
                                        Year Ended            Year Ended             Through
                                          May 31,               May 31,               May 31,
                                           2009                  2008                  2009
                                        -----------           -----------           -----------
REVENUES
  Revenues                              $        --           $        --           $        --

EXPENSES
  Mineral property costs                        620                10,000                10,620
  Administrative and general                 35,847                 6,018                44,867
                                        -----------           -----------           -----------
      Total operating expenses              (36,467)              (16,018)              (55,487)

Interest Income                                  45                   258                   305
                                        -----------           -----------           -----------

NET LOSS                                $   (36,422)          $   (15,760)          $   (55,182)
                                        ===========           ===========           ===========

Basic earnings per share                      (0.01)                (0.00)
                                        ===========           ===========
Weighted average number of
 common shares outstanding                6,520,000             5,896,822
                                        ===========           ===========


 The accompanying footnotes are an integral part of these financial statements.

                               BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                       Statements of Stockholders' Equity
                 For the period from inception to May 31, 2009

                                                                               Deficit
                                                                             Accumulated
                                                  Common       Additional     During the
                                     Common       Stock         Paid-in      Exploration
                                     Stock        Amount        Capital         Stage           Total
                                     -----        ------        -------         -----           -----
Common Stock issued for cash
 at November 28, 2006              5,500,000      $ 5,500      $  4,500       $      --       $ 10,000
Donated services                          --           --         3,000              --          3,000
Net loss                                  --           --            --          (3,000)        (3,000)
                                  ----------      -------      --------       ---------       --------
BALANCE MAY 31, 2007               5,500,000        5,500         7,500          (3,000)        10,000

Common Stock issued for cash
 at October 30, 2008               1,020,000        1,020        36,980              --         38,000
Donated services                          --           --         6,000              --          6,000
Net loss                                  --           --            --         (15,760)       (15,760)
                                  ----------      -------      --------       ---------       --------
BALANCE, MAY 31, 2008              6,520,000        6,520        50,480         (18,760)        38,240

Donated services                          --           --         6,000              --          6,000
Net loss                                  --           --            --         (36,422)       (36,422)
                                  ----------      -------      --------       ---------       --------

Balance May 31, 2009               6,520,000      $ 6,520      $ 56,480       $ (55,182)      $  7,818
                                  ==========      =======      ========       =========       ========


 The accompanying footnotes are an integral part of these financial statements.

                              BLUE GEM ENTERPRISES
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                     Inception
                                                                                                 (November 28, 2006)
                                                               Year Ended         Year Ended          Through
                                                                 May 31,            May 31,            May 31,
                                                                  2009               2008               2009
                                                                --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                             $(36,422)          $(15,760)          $(55,182)
  Non-cash items:
    Write off of mineral property cost                                --             10,000             10,000
    Donated services                                               6,000              6,000             15,000
                                                                --------           --------           --------
       Total cash provided by (used in) operating activities     (30,422)               240            (30,182)
                                                                --------           --------           --------
CASH FLOW FROM INVESTING ACTIVITIES
  Mineral property acquisition cost                                   --            (10,000)           (10,000)
                                                                --------           --------           --------
       Net cash used in investing activities                          --            (10,000)           (10,000)
                                                                --------           --------           --------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of Common Stock                              --             38,000             48,000
                                                                --------           --------           --------
       Net cash provided by financing activities                      --             38,000             48,000
                                                                --------           --------           --------

Net increase (decrease) in cash                                  (30,422)            28,240              7,818

Cash at beginning of period                                       38,240             10,000                 --
                                                                --------           --------           --------

Cash at end of period                                           $  7,818           $ 38,240           $  7,818
                                                                ========           ========           ========
Supplemental Cash Flow Information:
  Interest Paid                                                 $     --           $     --           $     --
                                                                ========           ========           ========
  Taxes Paid                                                    $     --           $     --           $     --
                                                                ========           ========           ========


 The accompanying footnotes are an integral part of these financial statements

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                  May 31, 2009


1. NATURE AND CONTINUANCE OF OPERATIONS

Blue Gem Enterprise (the "Company") was incorporated in the State of Nevada on November 28, 2006. The Company is in the business of mineral exploration.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2009, the Company has not yet achieved profitable operations and has accumulated a deficit of $55,182. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and are presented in US dollars.

EXPLORATION STAGE COMPANY

The Company is considered to be in the exploration stage, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Exploration Stage Enterprises."

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of reveneus and explenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to useful lives of assets and deferred income tax rates and timing of the reversal of income tax differences.

CASH AND CASH EQUIVALENTS

For the purposes of presenting cash flows, the company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                  May 31, 2009


EQUIPMENT

Fixed assets are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the two to five year estimated useful lives of the assets.

MINERAL INTERESTS

Mineral property acquisition costs are capitalized (when material) in accordance with Emerging Issues Task Force ("EITF") 04-2. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments consists of cash and is estimated to be equal to its carrying value based on the short-term nature of the instrument. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

INCOME TAXES

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on June 1, 2007.

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                  May 31, 2009


FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

LOSS PER SHARE

In accordance with SFAS No. 128 - "Earnings Per Share", basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

3. RELATED PARTY TRANSACTIONS

The Company recognized donated services, commencing December 1, 2006, to directors of the Company for management fees, valued at $500 per month, as follows:

                                                                Period From
                                                             November 28, 2006
                           Year Ended       Year Ended        (Inception) to
                             May 31,          May 31,             May 31,
                              2009             2008                2009
                            --------         --------            --------

Management Fees              $6,000           $6,000              $15,000

Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties.

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                  May 31, 2009


4. COMMON STOCK

During the period ended May 31, 2007, the Company issued 5,500,000 shares of common stock for $10,000 cash.

During the period ended May 31, 2007, the Company received donated capital of $3,000 for management fees.

During the year ended May 31, 2008, the Company issued 1,020,000 shares of common stock for $38,000 cash.

During the year ended May 31, 2008, the Company received donated capital of $6,000 for management fees.

During the year ended May 31, 2009, the Company received donated capital of $6,000 for management fees.

At May 31, 2009, the Company had no issued or outstanding stock options or warrants.

5. MINERAL PROPERTY

On December 14, 2007 the Company acquired the Golden Prince lode mining claim in the Sunset Mining District of Clark County, Nevada for $10,000.

6. INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

                                                                         2009                2008
                                                                       --------            --------
Loss before income taxes                                               $(36,422)           $(15,760)
Statutory tax rate                                                           34%                 34%
Estimated recovery of income taxes computed at standard rates           (12,400)              5,400
Non-deductible items                                                         --              (2,000)
Valuation Allowance                                                     (12,400)             (3,400)
                                                                       --------            --------

                                                                       $     --            $     --
                                                                       ========            ========

At May 31, 2009, the Company had accumulated non-capital loss carry-forwards of approximately $55,000, which are available to reduce taxable income in future taxation years and expire in 2028. The resulting net operating loss carryforward deferred tax asset is approximately $18,700. The Company has recorded a valuation allowance of $18,700 against this potential asset, since it is not more likely than not to be realized.

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                  May 31, 2009


The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits and tax based incentives. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

7. SUBSEQUENT EVENTS

On July 23, 2009, Dave Beatty and Susan Loyd resigned from their former positions in the Company and appointed Joseph Meuse sole Director and President on the same day.

On July 29, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired five million (5,000,000) shares of the Company's common stock. The transaction was approved by both a board resolution dated July 23, 2009 and by a majority of the Company's shareholders in a shareholder resolution dated the same day. Following the transaction, Belmont Partners, LLC controls approximately 76.62% of the Company's outstanding capital stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of May 31, 2009 ("the Evaluation Date").

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee and outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENTS

On July 23, 2009, Dave Beatty and Susan Loyd resigned from their former positions in the Company and appointed Joseph Meuse sole Director and President on the same day.

On July 29, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired five million (5,000,000) shares of the Company's common stock. The transaction was approved by both a board resolution dated July 23, 2009 and by a majority of the Company's shareholders in a shareholder resolution dated the same day. Following the transaction, Belmont Partners, LLC controls approximately 76.62% of the Company's outstanding capital stock.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Officers currently serving our Company is as follows:

     Name               Age                  Positions and Offices
     ----               ---                  ---------------------

Mr. Dave Beatty          62      President, Chief Executive Officer and Director

Mrs. Susan Loyd          56      Chief Financial Officer

The directors named above will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

DAVE BEATTY

Mr. Beatty has been our President, Chief Executive Officer and Director since inception. Mr. Beatty holds a Master Degree of Education from Unversity of Guelph, Ontario, Canada. Mr. Beatty is a retired school teacher in the Brantford School District in Ontario.

SUSAN LOYD

Mrs. Loyd has been our Chief Financial Officer and Director since incorporation. Mrs. Loyd holds a bachelor of arts Unversity of Western Unversity, Ontario, Canada. Mrs. Loyd has been a web designer at Research In Motion since 1998.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no legal proceedings that have occurred since our incorporation concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

                                     Annual Compensation                    Long Term Compensation
                          -------------------------------------  ---------------------------------------
                                                                          Awards                 Payouts
                                                                 --------------------------      -------
Name and                                                         Restricted     Securities
Principal         Fiscal                         Other Annual      Stock        Underlying         LTIP       All Other
Position           Year   Salary($)   Bonus($)  Compensation($)   Awards($)   Options/SARS(#)   Payouts($)  Compensation($)
--------           ----   ---------   --------  ---------------   ---------   ---------------   ----------  ---------------
Mr. Dave Beatty    2009      $0          $0           $0             $0             $0              $0           $0
                   2008      $0          $0           $0             $0             $0              $0           $0

Mrs. Susan Loyd    2009      $0          $0           $0             $0             $0              $0           $0
                   2008      $0          $0           $0             $0             $0              $0           $0

None of our directors have received monetary compensation since our inception to the date of this annual report. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

We are not presently a party to any employment or consulting agreement. This is consistent with the practice of many early stage junior mining companies as cash resources must be conserved for exploration related activities and mineral property costs. We will review the requirement for employment agreements upon our operations increasing in significance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of May 31, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 6,520,000 shares of our common stock issued and outstanding as of May 31, 2009. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

                        Name and Address of               Number of Shares       Percent of
Title of Class            Beneficial Owner               Owned Beneficially     Class Owned
--------------            ----------------               ------------------     -----------
Common Stock:           Mr. Dave Beatty, President,           2,500,000            38.3%
                        Chief Executive Officer and
                        Director

Common Stock:           Mrs. Susan Loyd,                      2,500,000            38.3%
                        Chief Financial Officer

All executive officers
 and directors as a group                                     5,000,000            76.6%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our inception on November 28, 2006, had any interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will affect us:

     *    Any of our directors or officers;

     *    Any person proposed as a nominee for election as a director;

     * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

     *    Any of our promoters;

     * Any relative or spouse of any of the foregoing persons who has the same house as such person.

There have been no assets acquired or are any assets to be acquired or expenses incurred any of the above mentioned parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $11,000, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2009.

The total fees charged to the company for audit services, including quarterly reviews, were $7,265, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2008.

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of May 31, 2009 and 2008

Statements of Operations for the years ended May 31, 2009 and 2008 and the period from November 28, 2006 (inception) to May 31, 2009

Statements of Cash Flows for the years ended May 31, 2009 and 2008, and the period from November 28, 2006 (inception) to May 31, 2009

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

(b)  Reports filed on Form 8-K during the year ended May 31, 2009:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Blue Gem Enterprise
                                       (Registrant)
Date: August 4, 2009

                                           /s/ Joseph Meuse
                                           -------------------------------------
                                    By:    Joseph Meuse
                                    Title: President and Chief Executive Officer
                                           Chief Financial Officer & Principal
                                           Accounting Officer