Form 10-Q
period 2009-08-31
Blue Gem Enterprise
filed 2009-10-14
CIK 1444377

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended August 31, 2009

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 12, 2009 was 107,236,863

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.
Item 1. Financial Statements                                                  4

Item 2. Management's Discussion and Analysis or Plan of Operations            8

Item 3. Quantitative and Qualitative Disclosures About Market Risks           9

Item 4. Controls and Procedures                                              10

PART II.
Item 1. Legal Proceedings                                                    10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3. Defaults Upon Senior Securities                                      10

Item 4. Submission of Matter to Vote of Security Holders                     10

Item 5. Other Information                                                    10

Item 6. Exhibits                                                             10

SIGNATURES                                                                   11

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

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS.

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                       August 31,          May 31,
                                                                         2009               2009
                                                                       --------           --------
                                                                       Unaudited
ASSETS

CURRENT ASSETS
  Cash                                                                 $  1,059           $  7,818
                                                                       --------           --------

TOTAL ASSETS                                                           $  1,059           $  7,818
                                                                       ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

TOTAL LIABILITIES                                                      $     --           $     --
                                                                       --------           --------

STOCKHOLDERS' EQUITY
  75,000,000 shares Common Stock
   Authorized at $0.001/par value
   6,520,000 shares issued and outstanding at August 31, 2009
   and May 31, 2009, respectively                                         6,520              6,520
  Additional Paid-in Capital                                             56,480             56,480
  Deficit accumulated during the exploration stage                      (61,941)           (55,182)
                                                                       --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                1,059              7,818
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  1,059           $  7,818
                                                                       ========           ========


 The accompanying footnotes are an integral part of these financial statements.

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                  Inception
                                       Three Months         Three Months      (November 28, 2006)
                                          Ending               Ending              Through
                                        August 31,           August 31,           August 31,
                                           2009                 2008                 2009
                                        ----------           ----------           ----------
REVENUES
  Revenues                              $       --           $       --           $       --

EXPENSES
  Mineral property costs                        --                   --               10,620
  Administrative and general                 6,759                5,226               51,626
                                        ----------           ----------           ----------
      Total operating expenses              (6,759)              (5,226)             (62,246)

Interest Income                                 --                   25                  305
                                        ----------           ----------           ----------

NET (LOSS)                              $   (6,759)          $   (5,201)          $   61,941
                                        ==========           ==========           ==========

Basic earnings per share                     (0.00)               (0.00)
                                        ==========           ==========
Weighted average number of
 common shares outstanding               6,520,000            6,520,000
                                        ==========           ==========


 The accompanying footnotes are an integral part of these financial statements.

                              BLUE GEM ENTERPRISES
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                     Inception
                                                              Three Months       Three Months    (November 28, 2006)
                                                                 Ending             Ending            Through
                                                               August 31,         August 31,         August 31,
                                                                  2009               2008               2009
                                                                --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (6,759)          $ (5,201)          $(61,941)
  Non-cash items:
    Write off of mineral property cost                                --                 --             10,000
    Donated services                                                  --              1,500             15,000
                                                                --------           --------           --------
      Total cash provided by (used in) operating activities       (6,759)            (3,701)           (36,941)
                                                                --------           --------           --------
CASH FLOW FROM INVESTING ACTIVITIES
  Mineral property acquisition cost                                   --                 --            (10,000)
                                                                --------           --------           --------
      Net cash provided by  investing activities                      --                 --            (10,000)
                                                                --------           --------           --------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of Common Stock                              --                 --             48,000
                                                                --------           --------           --------
      Net cash provided by financing activities                       --                 --             48,000
                                                                --------           --------           --------

Net increase (decrease) in cash                                   (6,759)            (3,701)             1,059

Cash at beginning of period                                        7,818             38,240                 --
                                                                --------           --------           --------

Cash at end of period                                           $  1,059           $ 34,539           $  1,059
                                                                ========           ========           ========

Supplemental Cash Flow Information:
  Interest Paid                                                 $     --           $     --           $     --
                                                                ========           ========           ========
  Taxes Paid                                                    $     --           $     --           $     --
                                                                ========           ========           ========


 The accompanying footnotes are an integral part of these financial statements

                              BLUE GEM ENTERPRISE
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                   Unaudited


1. BASIS OF PRESENTATION

Blue Gem Enterprise (the "Company") was incorporated in the State of Nevada on November 28, 2006. The Company is in the business of mineral exploration.

The accompanying unaudited financial statements of Blue Gem Enterprise ("Blue Gem or the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form 10-K, have been omitted.

2. BOARD RESIGNATIONS AND APPOINTMENTS

On July 23, 2009 the two individuals acting as directors of the company resigned and a new sole director and president was appointed in their place. This motion was approved by a Meeting of the Board of Directors and a Written Consent in Lieu of a Special Meeting.

3. COMMON STOCK

On July 29, 2009 the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired five million (5,000,000) shares of the Company's common stock from certain shareholders. The transaction was approved by both a board resolution dated July 23, 2009 and a majority of the Company's shareholders in a shareholder resolution dated the same day. Following the transaction, Belmont Partners LLC controls approximately 76.69% of the Company's outstanding capital stock.

4. SUBSEQUENT EVENTS

On September 17, 2009, the Board of Directors approved an increase of the authorized capital stock of the Company to two hundred million (200,000,000).

On September 18, 2009 at a Meeting of the Board of Directors, the Company acted to ratify, approve and accept a forward stock split at a ratio of 16.44737 for 1.

The increase in authorized capital stock and forward stock split have not been retroactively applied.

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
                                                       ======

We plan to commence Phase 1 of the exploration program on the claim in the spring of 2010. We expect this phase to take 8 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Subject to the results of Phase 1, we anticipate commencing with Phase 2 and 3 in summer 2010.

We will require additional funding to commence our planned exploration program. We cannot provide any assurance that we will be able to raise sufficient funds to commence our planned exploration program.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we may begin to explore our options regarding the development of a new business plan and direction.

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED AUGUST 31, 2009 AND 2008

We did not earn any revenues during the three-month period ended August 31, 2009 (three-month period ended August 31, 2008: $Nil).

We incurred operating expenses in the amount of $6,759 for the three-month period ended August 31, 2009 (three-month period ended August 31, 2008: $5,226).

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2009, we had a cash balance of $1,059. We do not have enough cash on hand to commence our exploration program. We will need to raise additional funds to commence our planned exploration program.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting our Chief Executive Officer and our Chief Accounting Officer concluded that, as of August 31, 2009, our disclosure controls and procedures were effective.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On September 17, 2009, the Board of Directors approved an increase of the authorized capital stock of the Company to two hundred million (200,000,000). On September 18, 2009 at a Meeting of the Board of Directors, the Company acted to ratify, approve and accept a forward stock split at a ratio of 16.44737 for 1.

ITEM 6. EXHIBITS

(a) The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of August 31, 2009 (Unaudited) and May 31, 2009

Statements of Operations for the three-month periods ended August 31, 2009 and 2008, and the period from November 28, 2006 (inception) to August 31, 2009 (Unaudited).

Statements of Cash Flows for the three-month periods ended August 31, 2009 and 2008, and the period from November 28, 2006 (inception) to August 31, 2009 (Unaudited)

Notes to Financial Statements (Unaudited)

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on Form 8-K during the quarter ended August 31, 2009: On July 31, 2009 the Company filed a Form 8-K with the SEC regarding a change in control.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Blue Gem Enterprise
Date: October 12, 2009             (Registrant)


                                       /s/ Joseph Meuse
                                       -----------------------------------------
                                By:    Joseph Meuse
                                Title: President and Chief Executive Officer
                                       Chief Financial Officer & Principal
                                       Accounting Officer