Form 10-Q
period 2009-11-30
Blue Gem Enterprise
filed 2010-01-19
CIK 1444377

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-153441

BLUE GEM ENTERPRISE
(Exact name of small business issuer as specified in its charter)

Nevada	1000	20-8043372
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

9014 Northwest 105 Way
Medley, Florida 33178
(Address of principal executive offices)

Telephone: (305) 887-3004
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large accelerated filer  ☐                        Accelerated filer                        ☐
Non-accelerated filer    ☐                         Smaller reporting company     ☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at January 18, 2010 was 107,236,871.

ITEM 1. FINANCIAL STATEMENTS

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
Balance Sheets

	November 30, 2009	May 31, 2009
	Unaudited
ASSETS

Current Assets
Cash	$-		$7,818

Total Assets	$-		$7,818

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$2,000	$
Advances	400
Total Liabilities	2,400		-

Stockholders' Equity (Deficit)
200,000,000 shares Common Stock
Authorized at $0.001/par value
107,236,871 shares issued
and outstanding at November 30, 2009
and May 31, 2009, respectively	107,237		107,237
Additional Paid-in Capital	(44,237)		(44,237)
Deficit accumulated during the exploration stage	(65,400)		(55,182)

Total Stockholders' Equity (Deficit)	(2,400)		7,818

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$-		$7,818

The accompanying footnotes are an integral part of these financial statements.

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For The Three Months Ended November 30,		For The Six Months Ended November 30,		Inception (November 28, 2006) Through
	2009	2008	2009	2008	November 30, 2009
REVENUES
Revenues	$-	$-	$-	$-	$-

EXPENSES
Mineral property costs	-	620	-	620	10,620
Administrative and general	3,459	22,119	10,218	27,347	55,085
Total operating expenses	(3,459)	(22,739)	(10,218)	(27,967)	(65,705)

Interest Income	-	15	-	41	305
NET (LOSS)	$(3,459)	$(22,724)	$(10,218)	$(27,926)	$(65,400)

Basic earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding	107,236,871	107,236,871	107,236,871	107,236,871

The accompanying footnotes are an integral part of these financial statements.

BLUE GEM ENTERPRISES
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended November 30,		Inception November 28, 2006 Through
	2009	2008	November 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(10,218)	$(27,926)	$(65,400)
Non-cash items:
Write off of mineral property cost	-	-	10,000
Donated services	-	3,000	15,000
Increase in accounts payable	2,000		2,000
Total cash provided by (used in) operating activities	(8,218)	(24,926)	(38,400)

CASH FLOW FROM INVESTING ACTIVITIES
Mineral property acquisition cost	-	-	(10,000)
Net cash provided by investing activities	-	-	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES
Advances	400	-	400
Proceeds from issuance of Common Stock	-	-	48,000
Net cash provided by financing activities	400	-	48,400

Net increase (decrease) in cash	(7,818)	(24,926)	-

Cash at beginning of period	7,818	38,240	-

Cash at end of period	$-	$13,314	-

Supplemental Cash Flow Information:
Interest Paid	$-	$-	$-
Taxes Paid	$-	-	$-

The accompanying footnotes are an integral part of these financial statements.

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
Notes to Financial Statements
Unaudited

1. BASIS OF PRESENTATION

Blue Gem Enterprise (the "Company") was incorporated in the State of Nevada on November 28, 2006, and was originally a mineral exploration company. Pursuant to the stock purchase agreement dated October 15, 2009, the Company is a full service Direct Store Beverage Distribution company that competes in all areas of the non-alcohol beverage industry including; ice teas, juices, waters, shots, carbonated soft drinks and more.  We expect to manage and distribute select allied brands on an exclusive basis pursuant to exclusive agreements with beverage manufacturers.  To date we have been in discussion with companies to enter into exclusive agreements but have not entered into any definitive exclusive agreements.

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

2. COMMON STOCK

On September 17, 2009, the Board of Directors approved an increase of the authorized capital stock of the Company to two hundred million (200,000,000).

On September 18, 2009 at a Meeting of the Board of Directors, the Company acted to ratify, approve and accept a forward stock split at a ratio of 16.44737 for 1.

The increase in authorized capital stock and forward stock split have been retroactively applied.

On October 15, 2009 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Allan Sepe purchased a total of eighty two million two hundred thirty six thousand eight hundred fifty (82,236,850) shares of issued and outstanding common stock of Blue Gem Enterprise (the "Company") from Belmont Partners.  At this time, Belmont Partners’ designee was the sole officer and director of the Company.  The total of 82,236,850 shares issued to Allan Sepe represents 76.68% of the shares of outstanding common stock of the Company at the time of transfer.  As part of the acquisition, and pursuant to the Stock Purchase Agreement, the following changes to the Company's directors and officers have occurred:

●	As of October 15, 2009, Allan Sepe was appointed as the Company's President, Chief Executive Officer and Chairman of the Board.

●	As of October 15, 2009, Anthony Dervali was appointed as the Company's Chief Financial Officer and Corporate Secretary.

●	Joseph Meuse then resigned as a member of the Company's Board of Directors and as the Company's President and Secretary, effective October 15, 2009.

3. SUBSEQUENT EVENTS

On December 8, we announced the signing of a letter of intent with Title Beverage Distribution, Inc. to enter into a merger agreement.  Pursuant to the terms and conditions of the acquisition, Title Beverage Distribution will merge into Blue Gem Enterprise which will be the surviving company following the merger.  Title Beverage Distribution, Inc. is the exclusive distributor of Title Sports Drink.

Subsequent events have been evaluated through January 18, 2010, which is the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company. It should be read in conjunction with the Financial Statements and accompanying Notes.

Plan of Operation

On October 15, 2009 (the “Closing Date”), Allan Sepe acquired the majority of the issued and outstanding common stock of Blue Gem Enterprise, a Nevada corporation (the “Company”), from Belmont Partners, LLC, a Virginia limited liability company (“Belmont” or the “Seller”), in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Allan Sepe, Belmont and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Allan Sepe acquired eighty two million two hundred thirty six thousand eight hundred fifty (82,236,850) shares of the Company’s issued and outstanding common stock representing approximately 76.68% of the Company’s issued and outstanding common stock, for a total purchase price of two hundred thirty five thousand dollars ($235,000).

Business

Pursuant to the change in control of the Company as further described in Item 5.01 below, the Company has changed its business plan to become a full service Direct Store Beverage Distribution company that competes in all areas of the non-alcohol beverage industry including; ice teas, juices, waters, shots, carbonated soft drinks and more.  We expect to manage and distribute select allied brands on an exclusive basis pursuant to exclusive agreements with beverage manufacturers.  To date we have been in discussion with companies to enter into exclusive agreements but have not entered into any definitive exclusive agreements.

On December 8, we announced the signing of a letter of intent with Title Beverage Distribution, Inc. to enter into a merger agreement.  Pursuant to the terms and conditions of the acquisition, Title Beverage Distribution will merge into Blue Gem Enterprise which will be the surviving company following the merger.

Title Beverage Distribution, Inc. is the exclusive distributor of Title Sports Drink.  Title Sports Drink is a revolutionary new sports drink which has more electrolytes than leading sports drinks, and is all natural, giving it a very unique selling proposition. Title Sports Drink is a highly advertised new drink owned by The Electric Beverage Company. Inc, and its commercials feature Ronnie Brown and Vontae Davis, two of South Florida's most high profile athletes. Terrell Owens also is an official endorser of Title, as is Heavyweight Champion Boxer Cedric Boswell. Title is sponsoring some of south Florida's most exciting concerts this year, including Clear Channel's Jingle Ball on December 12th, which will feature performances by Shakira, Adam Lambert, Jordin Sparks, and Flo Rida. Title Beverage Distribution operates out of Medley, Fl and Jacksonville, Fl and is currently selling Title and distributing it in the Southern Florida area servicing more than 1500 independent stores in South Florida.

Liquidity and Capital Resources

At November 30, 2009, we had a cash balance of $0. We do not have enough cash on hand to operate for the next 12 months, however, we will rely on financing and additional funds from third party investors.

The additional funding will likely come from debt and equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities. In the absence of such financing, our business will likely fail.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting our Chief Executive Officer and our Chief Accounting Officer concluded that, as of November 30, 2009, our disclosure controls and procedures were effective.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On December 8, we announced the signing of a letter of intent with Title Beverage Distribution, Inc. to enter into a merger agreement. Pursuant to the terms and conditions of the acquisition, Title Beverage Distribution will merge into Blue Gem Enterprise which will be the surviving company following the merger.

Title Beverage Distribution, Inc. is the exclusive distributor of Title Sports Drink. Title Sports Drink is a revolutionary new sports drink which has more electrolytes than leading sports drinks, and is all natural, giving it a very unique selling proposition. Title Sports Drink is a highly advertised new drink owned by The Electric Beverage Company. Inc, and its commercials feature Ronnie Brown and Vontae Davis, two of South Florida's most high profile athletes. Terrell Owens also is an official endorser of Title, as is Heavyweight Champion Boxer Cedric Boswell. Title is sponsoring some of south Florida's most exciting concerts this year, including Clear Channel's Jingle Ball on December 12th, which will feature performances by Shakira, Adam Lambert, Jordin Sparks, and Flo Rida. Title Beverage Distribution operates out of Medley, Fl and Jacksonville, Fl and is currently selling Title and distributing it in the Southern Florida area servicing more than 1500 independent stores in South Florida.

ITEM 6. EXHIBITS

(a)   Exhibits

31.1 Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE GEM ENTERPRISE

Date: January 19, 2010

 /s/ Allan Sepe

By:    Allan Sepe
Title: President and Chief Executive Officer Chief Financial Officer & Principal Accounting Officer