Form 10-Q
period 2010-02-28
Blue Gem Enterprise
filed 2010-04-19
CIK 1444377

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2010

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

4770 Biscayne Blvd., Suite 1470
Miami, Florida 33137
(Address of principal executive offices)

Telephone: (305) 573-0836
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at April 14, 2010 was 108,236,871, which amount does not include 50,000 shares of common stock which the registrant has agreed to issue to date (as described below), but which shares have not been issued by the registrant’s transfer agent to date, and therefore have not been included in the number of issued or outstanding shares disclosed throughout this report, and does include 1,000,000 shares which the registrant is in the process of issuing as of the date of this filing.

ITEM 1. FINANCIAL STATEMENTS

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
Balance Sheets

	February 28, 2010	May 31, 2009
	Unaudited
ASSETS

Current Assets
Cash	$-	$7,818

Total Assets	$-	$7,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Advances - related party	41,268
Total Liabilities	$41,268	$-

Stockholders' Equity (Deficit)
200,000,000 shares Common Stock
Authorized at $0.001/par value
108,236,871 and 107,236,871 shares issued
and outstanding at February 28, 2010
and May 31, 2009, respectively	108,237	107,237
Additional Paid-in Capital	168,663	(44,237)
Deficit accumulated during the exploration stage	(318,168)	(55,182)

Total Stockholders' Equity (Deficit)	(41,268)	7,818

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$7,818

The accompanying footnotes are an integral part of these financial statements.

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
Statements of Operations
Unaudited

						Inception
						(November 28, 2006)
	For The Three Months Ended February 28,			For The Nine Months Ended February 28,		Through
	2010		2009	2010	2009	February 28, 2010
REVENUES
Revenues		$-	$-	$-	$-	$-

EXPENSES
Mineral property costs		-	-	-	620	10,620
Administrative and general		252,768	7,466	262,986	34,813	307,853
Total operating expenses		(252,768)	(7,466)	(262,986)	(35,433)	(318,473)

Interest Income		-	3	-	44	305
NET LOSS	$	(252,768)	$(7,463)	$(262,986)	$(35,389)	$(318,168)

Basic earnings per share		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding		107,398,024	107,236,871	107,398,024	107,236,871

The accompanying footnotes notes are an integral part of these financial statements.

BLUE GEM ENTERPRISE
(An Exploration Stage Company)
Statements of Cash Flows
Unaudited

			Inception
			November 28,2006
	For The Nine Months Ended February 28,		Through
	2010	2009	February 28, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(262,986)	$(35,389)	$(318,168)
Adjustment to reconcile net loss to cash used in operating activities: Stock issued for services	213,900	-	213,900
Write off of mineral property cost	-	-	10,000
Donated services	-	4,500	15,000
Total cash provided by (used in) operating activities	(49,086)	(30,889)	(79,268)

CASH FLOW FROM INVESTING ACTIVITIES
Mineral property acquisition cost	-	-	(10,000)
Net cash used by investing activities	-	-	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES
Advances - related party	41,268	-	41,268
Proceeds from issuance of Common Stock	-	-	48,000
Net cash provided by financing activities	41,268	-	89,268

Net decrease in cash	(7,818)	(30,889)	-

Cash at beginning of period	7,818	38,240	-

Cash at end of period	$-	$7,351	$-

Supplemental Cash Flow Information:
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

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

2. ADVANCES – RELATED PARTIES

As of February 28, 2010 two related parties have advanced the Company a total of $41,268 to cover operating expenses. The amounts are non interest bearing, unsecured, and payable upon demand.

3. COMMON STOCK

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

On October 15, 2009 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Allan Sepe purchased a total of eighty two million two hundred thirty six thousand eight hundred fifty (82,236,850) shares of issued and outstanding common stock of Blue Gem Enterprise (the "Company") from Belmont Partners.  At this time, Belmont Partners’ designee was the sole officer and director of the Company.  The total of 82,236,850 shares issued to Allan Sepe represents 76.68% of the shares of outstanding common stock of the Company at the time of transfer.  As part of the acquisition, and pursuant to the Stock Purchase Agreement, the following changes to the Company's directors and officers have occurred:

●
As of October 15, 2009, Allan Sepe was appointed as the Company's President, Chief Executive Officer and Chairman of the Board. Effective October 15, 2009 Anthony Dervali was appointed as the Company's Corporate Secretary.

●	Joseph Meuse then resigned as a member of the Company's Board of Directors and as the Company's President and Secretary, effective October 15, 2009.

During the quarter ended February 28, 2010, the Company recognized stock compensation expense of $213,900 in connection with the share grants described in Note 4.

4. COMMITMENTS

On December 8, 2009, we announced the signing of a letter of intent with Title Beverage Distribution, Inc. to enter into a merger agreement.  Pursuant to the terms and conditions of the acquisition, Title Beverage Distribution will merge into Blue Gem Enterprise which will be the surviving company following the merger.  Title Beverage Distribution, Inc. is the exclusive distributor of Title Sports Drink.  As of the date of this filing the Company has not closed the acquisition.

In December 2009, the Company entered into a consulting agreement with Corporate Evolutions, Inc. (“Corporate Evolutions”), pursuant to which Corporate Evolutions agreed to perform investor relations services for the Company for a period of six months terminating on June 18, 2010, provided that the agreement is extendable for an additional 12 month term if not terminated by either party during the initial term.  In consideration for agreeing to perform the services, we agreed to pay Corporate Evolutions $21,000 (or $3,500 per month), and granted Corporate Evolutions 50,000 shares of our common stock, which shares have not been issued by the Company’s transfer agent to date and which shares have therefore not been included in the number of issued and outstanding shares disclosed throughout this report.  The shares were valued at $28,900 based on the quoted market price of the shares on the grant date.

In January 2010, the Company entered into a Consulting Agreement with Taylor, Inc. (“Taylor”), pursuant to which Taylor agreed to perform certain consulting services for the Company and EBC, including making six (6) personal appearances at functions of EBC and/or the Company.  The Consulting Agreement has a one year term, and is automatically renewed for additional one year terms in the event the agreement is not terminated by either party at least 30 days prior to the expiration of the term.  We granted Taylor 1,000,000 shares of common stock in consideration for agreeing to the terms of the Consulting Agreement.   The shares were valued at $213,900 based on the quoted market price of the shares on the grant date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BLUE GEM ENTERPRISES, FORMERLY BLUE GEM ENTERPRISE ("THE COMPANY", "WE", “BLUE GEM,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2010.

On November 28, 2006, Blue Gem Enterprise (“Blue Gem”, “we” and “us”) was incorporated under the laws of the State of Nevada for the purpose of conducting mineral exploration activities.

On October 15, 2009 (the “Closing Date”), Allan Sepe acquired the majority of the issued and outstanding common stock of the Company, from Belmont Partners, LLC, a Virginia limited liability company (“Belmont” or the “Seller”), in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Allan Sepe, Belmont and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Allan Sepe acquired eighty two million two hundred thirty six thousand eight hundred fifty (82,236,850) shares of the Company’s issued and outstanding common stock representing approximately 76.68% of the Company’s then issued and outstanding shares of common stock, for a total purchase price of two hundred thirty five thousand dollars ($235,000).

Effective October 15, 2009, Allan Sepe was appointed as the Company's President, Chief Executive Officer and Chairman of the Board. Effective October 15, 2009, Anthony Dervali was appointed as the Company's Corporate Secretary.

The directors of the Company approved a 16.44737 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law.  FINRA declared our Forward Split effective with a record date of September 18, 2009 and a payable date of September 30, 2009.  Unless otherwise stated, the Forward Split has been retroactively reflected throughout this report.

Business

Pursuant to the change in control of the Company affected in connection with the Stock Purchase Agreement, the Company has changed its business plan from mineral exploration, to become a full service Direct Store Food and Beverage Distribution company that competes in all areas of the non-alcohol beverage industry including; ice teas, juices, nutritional shakes, shots, sports drinks, selective food products, and more.  We expect to manage and distribute select allied brands with food and beverage manufacturers which we hope to enter into in the future.  To date we have been in discussions with companies to enter into exclusive agreements but have not entered into any definitive exclusive agreements.

On December 8, 2009, we entered into a letter of intent with Title Beverage Distribution, Inc. (“Title”) to enter into a merger agreement, however, we have since mutually agreed with Title to enter into a share exchange agreement, which we are currently in the process of finalizing.  Assuming the completion of the share exchange (which is contingent upon other things including Title obtaining an audit), Title will become our wholly-owned subsidiary and the former shareholders of Title will be issued 42,000,000 shares of our restricted common stock.

Title is the exclusive distributor of Title Sports Drink.  Title Sports Drink is a revolutionary new sports drink which has more electrolytes than leading sports drinks, and is all natural, giving it what we believe is a unique selling proposition. Title Sports Drink is a highly advertised new drink owned by The Electric Beverage Company, Inc. (“EBC”), and EBC’s radio commercials are broadcasted throughout the South Florida market.  Numerous and high profile athletes such as Ronnie Brown, Terrell Owens, Lawrence Taylor, Vontae Davis, and Heavyweight Champion Boxer Cedric Boswell, among others, are official endorsers of Title Sports Drink.  Title operates out of Medley and Orlando Florida and is currently selling Title Sports Drink and distributing it in the South Florida area servicing numerous Public Supermarkets, Walgreens, and more than 1500 independent stores in South Florida.

The Chief Executive Officer of EBC is Kevin Sepe, the brother of the Company’s Chief Executive Officer and majority shareholder, Allan Sepe.  EBC and Kevin Sepe have advanced us funds from time to time, which funds totaled $41,268 as of February 28, 2010, and are payable on demand, unsecured, and non-interest bearing.

Subsequent to the date of this filing, we plan to take steps to re-domicile the Company from Nevada to Florida.

Recent Events

In December 2009, the Company entered into a consulting agreement with Corporate Evolutions, Inc. (“Corporate Evolutions”), pursuant to which Corporate Evolutions agreed to perform investor relations services for the Company for a period of six months terminating on June 18, 2010, provided that the agreement is extendable for an additional 12 month term if not terminated by either party during the initial term.  In consideration for agreeing to perform the services, we agreed to pay Corporate Evolutions $21,000 (or $3,500 per month), and issue Corporate Evolutions 50,000 shares of our common stock, and which shares have not been issued by the Company’s transfer agent to date and which shares have therefore not been included in the number of issued and outstanding shares disclosed throughout this report.

In January 2010, the Company entered into a Consulting Agreement with EBC and Taylor, Inc., whose President is Lawrence Taylor (“Taylor”), pursuant to which Taylor agreed to perform certain consulting services for the Company and EBC, including making six (6) personal appearances at functions of EBC and/or the Company.  The Consulting Agreement has a one year term, and is automatically renewed for additional one year terms in the event the agreement is not terminated by either party at least 30 days prior to the expiration of the term.  We agreed to issue Taylor 1,000,000 shares of common stock and EBC agreed to issue Taylor 250,000 shares of its common stock in consideration for agreeing to the terms of the Consulting Agreement, as well as certain other consideration as described in greater detail in the agreement.

Comparison of Operating Results

Three Months Ended February 28, 2010, compared to the Three Months Ended February 28, 2009

We had no revenues for the three months ended February 28, 2010 or 2009, and we have not generated any revenues since our inception on November 28, 2006.

We had administrative and general expenses of $252,768 for the three months ended February 28, 2010, compared to administrative and general expenses of $7,466 for the three months ended February 28, 2009, an increase in administrative and general expenses of $245,302 from the prior period, which increase was mainly due to increased professional, consulting and legal fees from the prior period, including the value of the shares which we agreed to issue to Taylor, as described above.

We had a net loss of $252,768 for the three months ended February 28, 2010, compared to a net loss of $7,463 for the three months ended February 28, 2009, an increase in net loss of $245,305 from the prior period, which increase in net loss was due to the increase in administrative and general expenses described above.

Nine Months Ended February 28, 2010, compared to the Nine Months Ended February 28, 2009

We had no revenues for the nine months ended February 28, 2010 or 2009, and we have not generated any revenues since our inception on November 28, 2006.

We had no mineral property costs for the nine months ended February 28, 2010, compared to mineral property costs of $620 for the nine months ended February 28, 2009.  Mineral property costs for the nine months ended February 28, 2009, related to costs associated with our prior operation as a mineral exploration company, which prior operations have since been discontinued.

We had administrative and general expenses of $262,986 for the nine months ended February 28, 2010, compared to administrative and general expenses of $34,813 for the nine months ended February 28, 2009, an increase in general and administrative expenses of $228,173 from the prior period, which increase was mainly due to increased professional, consulting and legal fees from the prior period, including the value of the shares which we agreed to issue to Taylor, as described above.

We had a net loss of $262,986 for the nine months ended February 28, 2010, compared to a net loss of $35,389 for the nine months ended February 28, 2009, an increase in net loss of $227,597 from the prior period, which increase in net loss was due to the increase in administrative and general expenses described above.

Liquidity and Capital Resources

We had no assets as of February 28, 2010, and $41,268 in total liabilities consisting solely of related party advances in connection with amounts advanced to the Company, by EBC and its Chief Executive Officer, Kevin Sepe , who is the brother of our Chief Executive Officer, which amounts are payable on demand, unsecured, and non-interest bearing.

We had a working capital deficit of $41,268 and a deficit accumulated during the exploration stage of $318,168 as of February 28, 2010.

We had $49,086 of total cash used in operating activities for the nine months ended February 28, 2010.

We had $41,268 of net cash provided by financing activities for the nine months ended February 28, 2010, which solely represented advances from related parties as described above.

At February 28, 2010, we had a cash balance of $0. We do not have enough cash on hand to operate for the next 12 months; however, we will rely on financing and additional funds from third party investors. The additional funding will likely come from debt and equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act of 1934, as amended), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting our Chief Executive Officer and our Principal Financial Officer concluded that, as of February 28, 2010, our disclosure controls and procedures were effective, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Principal Accounting Officer, does not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

At February 28, 2010, we had a cash balance of $0. We do not have enough cash on hand to operate for the next 12 months; however, we will rely on financing and additional funds from third party investors. The additional funding will likely come from debt and equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business operations.  If we are unable to raise the funds we require, your investment could become worthless.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing, Satisfy Obligations And/Or Complete Acquisitions Through The Issuance Of Additional Shares Of Our Common Stock Or Other Securities.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or other securities. Additionally, moving forward, we may attempt to conduct acquisitions and/or mergers of other entities or assets using our common stock or other securities as payment for such transactions.  Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. If such transactions occur, this may result in substantial dilution of the ownership interests of existing shareholders, including but not limited to, in connection with the acquisition of Title as described above, and dilute the book value of the Company’s common stock.

Our Largest Shareholder, Allan Sepe Can Vote An Aggregate Of 67% Of Our Common Stock And Will Exercise Significant Control Over Corporate Decisions.

Allan Sepe, who is also our President and Chairman is our largest shareholder currently voting 67% of our outstanding common stock.  As such, he exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Investors in the Company should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.  Furthermore, investors should be aware that Mr. Sepe may choose to elect new Directors to the Board of Directors of the Company and/or take the Company in a new business direction altogether, and that current shareholders of the Company will have little to no say in such matters as Mr. Sepe is currently our largest shareholder.

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

We have generated no revenues since our inception and have incurred losses. We had a net loss of $262,986 for the nine months ended February 28, 2010.  We had negative working capital of $41,268, and a total deficit accumulated during the exploration stage of $318,168 as of February 28, 2010.  As such, our auditors, in their report dated July 31, 2009 included in our annual report on Form 10-K, filed on August 5, 2009, have raised substantial doubt as to whether our Company can continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

We Face Intense Competition For Our Products And As A Result, We May Be Unable To Compete In The Market For Food and Beverage Distribution.

The market for food and beverage distribution, which we plan to enter following the consummation of the transactions contemplated above, is highly competitive and fragmented. The Company expects competition to intensify in the future. We plan to compete in each of our markets with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to us. Numerous well-established companies are focusing significant resources on providing food and beverage distribution services that will compete with our services. No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our services, will not rise. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

We Have Not And Do Not Anticipate Paying Any Cash Dividends On Our Common Stock And Because Of This Our Securities Could Face Devaluation In The Market.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business operations, it is anticipated that any earnings will be retained to finance our business operations and future expansion.

We Have A Limited Operating History In Our Current Business Focus Of Food and Beverage Distribution And Because Of This It May Be Difficult To Evaluate Our Chances For Success.

We were formed on November 28, 2006, for the purpose of conducting mineral exploration activities.  In October 2009, we changed our business focus to Food and Beverage Distribution services.  As such, we have a limited history in our current business focus of Food and Beverage Distribution, and have not generated any revenues to date.  However, the Company has hired various personnel with experience in Food and Beverage Distribution services.   We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of Food and Beverage Distribution may have difficulty in continuing in the highly competitive Food and Beverage Distribution industry, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

Effect Of Government Regulations On Our Future Operations And Potential Issues Such Changes In Regulations Could Create.

The products that we plan to distribute in the future are subject to U.S. Food and Drug Administration (“FDA”) approval, including the primary product we plan to market, Title Sports Drink.  If the products we plan to distribute were to have issues with the FDA, or the FDA were to enact stricter rules and regulations in the future and the products we plan to market are unable to meet such new laws or regulations, we may be prohibited from marketing such products, and any investment in our securities could become worthless.

The Market For Our Common Stock Is Subject to Fluctuations.

The market for our common stock on the OTCBB is subject to fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability to generate revenues;

(3)	expansion of the products we distribute;

(4)	conditions and trends in the industry in which we operate; and

(5)	future acquisitions we may make.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates, or government regulations may adversely affect the market price and liquidity of our common stock.

If We Are Late In Filing Our Quarterly Or Annual Reports With The SEC, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB and trade on the pink sheets, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In The Future, We Will Incur Significant Increased Costs As A Result Of Operating As A Fully Reporting Company In Connection With Section 404 Of The Sarbanes Oxley Act, And Our Management Will Be Required To Devote Substantial Time To New Compliance Initiatives.

Moving forward, we anticipate incurring legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in calendar 2010 (one year after we began publicly reporting), we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, and in fiscal 2011, to allow our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

State Securities Laws May Limit Secondary Trading, Which May Restrict The States In Which And Conditions Under Which You Can Sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)   Exhibits

Exhibit No.	Description

10.1(1)	Common Stock Purchase Agreement dated October 15, 2009 by and between Allan Sepe and Belmont.
31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Filed as an exhibit to the Company’s Form 8-K/A filing, filed with the Commission on October 23, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE GEM ENTERPRISE

Date: April 19, 2010

/s/ Allan Sepe
By:    Allan Sepe
Title: Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer)