Form 10-K
period 2010-05-31
Blue Gem Enterprise
filed 2010-09-14
CIK 1444377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

Commission File No. 333-153441

BLUE GEM ENTERPRISE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	1000	20-8043372
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

12805 N. W. 42 Ave.
Opa-locka, Florida, 33054
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

4770 Biscayne Blvd, Suite 1460
Miami, Florida 33137
(ADDRESS OF FORMER PRINCIPAL EXECUTIVE OFFICES)

Telephone: (305) 688-8334
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

The issuer's revenues for the most recent fiscal year ended May 31, 2010 were $133,015.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on November 30, 2009, was approximately $3,926,825.

As of September 7, 2010, the issuer had 156,360,587 shares of common stock, $0.001 par value per share outstanding, which includes 20,000,000 shares which the Registrant has agreed to issue in connection with the Exchange, described and defined below, and an additional 2,000,000 shares sold in May 2010, which have not been physically issued to date and 750,000 shares of common stock which the Registrant is in the process of cancelling.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

BLUE GEM ENTERPRISE, INC.
FORM 10-K
YEAR ENDED MAY 31, 2010
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	43

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Periodic Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should,” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “Blue Gem”, refer to Blue Gem Enterprise, Inc. and its wholly-owned subsidiary, Title Beverage Distribution, Inc. (“Title”).  References in this Form 10-K, unless another date is stated are to May 31, 2010.

Corporate History

On November 28, 2006, we were incorporated under the laws of the State of Nevada for the purpose of conducting mineral exploration activities.

In April 2007 we raised an aggregate of $5,000, in October 2007 we raised an aggregate of $13,000 and in March 2008, we raised an aggregate of $25,000, through private placements of our securities in offshore transactions. Proceeds from these private placements were used for working capital and to acquire the Golden Prince lode mining claim in the Sunset Mining District of Clark County, Nevada on December 14, 2007. We had a qualified engineer prepare a technical report on the claim. We previously intended to conduct exploratory activities on the claim and if feasible, develop the claim.

In December 2007, we engaged a professional engineer to review the geologic premise and information upon which the claim was acquired, and to provide a technical report as to its merit as an exploration prospect, including recommendations on appropriate next steps.

We never commenced any work on the property and there is presently no known commercially viable deposit on our claims.  In connection with our change in business focus to a Direct Store Food and Beverage Distribution company, as described below, we anticipate abandoning our Golden Price lode mining claim, the rights to which will expire on September 1, 2010, unless we pay approximately $140 in yearly maintenance fees, which we do not intend to pay.

On July 29, 2009 the Company entered into a material agreement with Belmont Partners, LLC (“Belmont”) pursuant to which Belmont acquired 82,236,850 shares of the Company's common stock from certain shareholders of the Company. The transaction was approved by both a board resolution dated July 23, 2009, and a majority of the Company's shareholders in a shareholder resolution dated the same day. Following the transaction, Belmont controlled approximately 76.69% of the Company's then outstanding capital stock.

In September 2009, the Directors of the Company approved a 16.44737 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock and an increase in our authorized shares of common stock to 200,000,000 shares of common stock, $0.001 par value per share by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law.  FINRA declared our Forward Split effective with a record date of September 18, 2009, and a payable date of September 30, 2009.  Unless otherwise stated, the Forward Split has been retroactively reflected throughout this report.

On October 15, 2009 (the “Closing Date”), Allan Sepe acquired the majority of the issued and outstanding common stock of the Company, from Belmont, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Allan Sepe, Belmont and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Allan Sepe acquired eighty two million two hundred thirty six thousand eight hundred fifty (82,236,850) shares of the Company’s issued and outstanding common stock representing approximately 76.68% of the Company’s then issued and outstanding shares of common stock, for a total purchase price of two hundred thirty-five thousand dollars ($235,000).

Effective October 15, 2009, Allan Sepe was appointed as the Company's President, Chief Executive Officer and Chairman of the Board.

On December 8, 2009, the Company entered into a letter of intent with Title Beverage Distribution, Inc. (“Title”) to enter into a merger agreement between the parties.  However, we subsequently mutually agreed with Title to instead affect a share exchange.  On or around August 13, 2010, we, Title and the shareholders of Title entered into a Share Exchange Agreement (the “Exchange”). Pursuant to the Exchange, the shareholders of Title, Allan Sepe, who is also the President of Title and our Chief Executive Officer and sole Director, who held 80,000,000 shares of common stock of Title prior to the Exchange; Robert Friedopfer, who held 10,000,000 shares of common stock of Title prior to the Exchange; and Ronny Halperin, who held 10,000,000 shares of common stock of Title prior to the Exchange (collectively the “Title Shareholders”) agreed to exchange all of their shares of Title on a one-for-one basis for shares of common stock of the Company; provided that in lieu of the shares of the Company’s common stock which would have otherwise been due to Mr. Sepe, Mr. Sepe agreed to accept 1,000 shares of the Company’s Series A Preferred Stock (as further described below).  The closing of the Exchange occurred upon the completion of the audit of Title, which we finalized on September 14, 2010. As a result of the Exchange, Title became our wholly-owned subsidiary.

Upon closing of the Exchange, we ceased our status as a “shell company,” as defined in Rule 12b-2 under the Exchange Act.  As a result, we will operate both our pre Exchange activities, which were minimal, and our wholly-owned subsidiary’s, Title’s, moving forward.

In April 2010, we entered into a Plan of Conversion to re-domicile from a Nevada corporation to a Florida corporation (the “Conversion”).  The Conversion was approved by our sole Director and largest shareholder Allan Sepe (who also serves as our Chief Executive Officer).  Pursuant to and in connection with the Conversion, we changed our name to Blue Gem Enterprise, Inc. in order to comply with Florida law.  We also adopted new Bylaws and authorized the Board of Directors to issue up to 10,000,000 shares of our $0.001 par value preferred stock, with such designations, rights and privileges as the Board determines in their sole determination from time to time.  We did not effect any other material changes to our corporate governance documents other than as described above in connection with the Conversion, which was effective with the Secretary of State of Florida on June 9, 2010, and the Nevada Secretary of State on June 17, 2010.

In April through July 2010, we entered into Securities Purchase Agreements with eleven “accredited investors” and sold such investors an aggregate of 26,323,216 shares of our restricted common stock in consideration for $2,090,000 in funding (or between $0.065 and $0.08 per share), which funds we have largely spent in connection with the Pre-Payment and Advances as described below in connection with the Distribution Agreement.  Included in the purchasers were two individuals who are the children of Ronny Halperin, a shareholder of Title (as defined above) and a greater than 5% shareholder of the Company as a result of the Exchange (defined above), and who each purchased an aggregate of 5,625,000 and 4,875,000 shares of our common stock, respectively, in consideration for $450,000 and $390,000 or $0.08 per share, respectively. Additionally included in the purchasers was a nephew of our Chief Executive Officer, Allan Sepe, who purchased 6,562,500 shares for $525,000 of total consideration or $0.08 per share and Mr. Sepe’s brother-in-law, who purchased 1,875,000 shares of common stock for total consideration of $150,000 or $0.08 per share. A total of 2,000,000 of the shares sold have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this Report, additionally, an aggregate of 750,000 of shares sold, which sales the company rescinded (which rescission has been updated in this paragraph), have been included in the number of issued and outstanding shares disclosed throughout this Report, provided however that the Company is in the process of cancelling such shares. The Securities Purchase Agreements also provided the investors piggy-back registration rights in connection with the shares sold.

On or around August 9, 2010, the Board of Directors and the Company’s largest shareholder, Allan Sepe, who is also the Company’s Chief Executive Officer and sole Director, approved an increase in the number of authorized shares of common stock of the Company to 500,000,000 shares of common stock, while keeping the par value, $0.001 par value per share of the Company’s common stock the same.  We filed Articles of Amendment with the Secretary of State of Florida to affect the increase in our authorized shares, which Articles of Amendment were effective on August 10, 2010.

In August 2010, the Board of Directors of the Company approved the designation of 1,000 shares of Series A Preferred Stock, which shares of preferred stock were designated in September 2010, and were subsequently issued to Allan Sepe, the Company’s Chief Executive Officer, Director and largest shareholder in connection with the Company’s entry into the Exchange (as described above), which Series A Preferred Stock is described in greater detail below under “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.”

On or around August 13, 2010, we, Title, and the shareholders of Title entered into the Exchange, described in greater detail above, which Exchange closed on September 14, 2010.

Operational History of Title

Title Beverage Distribution, Inc. (“Title”) was incorporated on August 31, 2009 in the State of Florida. Title had limited to no operations until November 2009, at which time it began distributing Title Sports Drink pursuant to the Distribution Agreement with EBC, described in greater detail below.

Business Operations

Pursuant to the change in control of the Company affected in connection with the Stock Purchase Agreement, the Company changed its business plan from mineral exploration, to become a full service Direct Store Food and Beverage Distribution company.  We expect to manage and distribute select allied brands like, Title Sports Drink (as described below), for food and beverage manufacturers, with whom we hope to enter into distribution agreements in the future.

Business Operations of Title

Title is a full service Direct Store Food and Beverage Distribution company that competes in all areas of the non-alcohol beverage industry including; ice teas, juices, nutritional shakes, energy shots, sports drinks, selective food products, and more.  Title’s current main distribution product is Title Sports Drink.  Title Sports Drink is an all natural sports drink, with no artificial dyes or preservatives giving it what we believe is a unique selling proposition. Title Sports Drink, also called Title Run (which currently comes in three flavors, Berry, Optimal Orange and Lemon Frenzy).   Additionally, as a result of the Distribution Agreement, we have the right of first refusal to distribute additional products and/or Title Sport Drink brands which EBC may choose to produce and distribute in the future.

Title Sports Drink is owned and produced by The Electric Beverage Company, Inc. (“EBC”). The beneficial owner of EBC is Kevin Sepe, the brother of the Company’s Chief Executive Officer and largest shareholder, Allan Sepe, who also serves as Chief Executive Officer of Title, and performs services for  EBC; provided however that he has ceased being paid by EBC effective August 2010.  Additionally, the Chief Executive Officer of EBC is Robert Friedopfer, a significant employee of the Company and greater than 5% shareholder of the Company.

EBC’s radio commercials are broadcasted throughout the South Florida market.  Numerous and high profile athletes such as Ronnie Brown, Terrell Owens, Vontae Davis, and Heavyweight Champion Boxer Cedric Boswell, among others, are official endorsers of Title Sports Drink.  Title operates out of Medley and Orlando Florida and is currently selling Title Sports Drink and distributing it in the South Florida area servicing numerous Publix Supermarkets, Walgreens, Sedano’s, Navarro Discount Pharmacies, Albertsons, and Sweetbay Grocery Stores representing more than 1,500 independent stores in South Florida and Georgia.

Effective August 31, 2009, EBC and Title entered into an Exclusive Distribution Agreement, which was subsequently amended and restated on August 27, 2010, to be effective as of August 31, 2009 (the “Distribution Agreement”), which amendment added the Company as a party to such agreement.  Pursuant to the Distribution Agreement, EBC agreed to manufacture products (including Title Sports Drink and certain other products which the parties may add to such agreement by amendment from time to time, the “Products”) and that Title would be the exclusive distributor of such products in the United States.

As well as providing for Title’s exclusive distribution rights, the Distribution Agreement, documents an aggregate of $1,015,000 of pre-payments (the “Pre-Payment”) of product made from May through July 2010, by the Company on behalf of Title and in anticipation of the Exchange, both in an effort to secure and protect its future rights under the Distribution Agreement and the relationship between Title and EBC (the “Protective Reasons”).  The Distribution Agreement also documented approximately $700,000 in advances by the Company to Title, which advances were subsequently advanced to EBC, and an additional $100,000 in advances from the Company and Title to EBC, which advances to Title were forgiven by the Company in connection with and pursuant to the Exchange (the “Advances”).  In consideration for $100,000 of the Advances, EBC agreed to amend the Distribution Agreement to reduce certain minimum required volumes required by the Distribution Agreement, to extend the term of the Distribution Agreement and to revise certain other provisions of the Distribution Agreement, which have been reflected in the description of the Distribution Agreement as provided herein.  We were also provided a security interest in the distribution rights and certain cases of Product held by Title in order to secure the Advances, which security interest expired in connection with the closing of the Exchange.

Title was also granted a right of first refusal and a right of last refusal to distribute any additional products of EBC from time to time, as further provided in the Distribution Agreement.

Title’s right to be the exclusive distributor of EBC’s products is subject to Title meeting certain aggregate minimum distribution volumes for such products during each calendar year that the Distribution Agreement is in effect, which volumes increase year to year, and which initial required volumes Title was unable to meet in connection with the initial period of the agreement, which failure EBC waived in connection with the parties’ entry into the Amended and Restated Distribution Agreement.  In the event the Pre-Payment has been satisfied in full and Title fails to meet any Volume Requirement, EBC may terminate Title’s distribution rights to the Products, subject to Title’s right to pay EBC an amount equal to the difference between the minimum purchase requirement for such year minus the amount of Title’s purchases of Products for such year (each a “Volume Shortfall”).  In the event the Pre-Payment is still outstanding, the amount of any Volume Shortfall may be credited against the then outstanding balance of the Pre-Payment in Title’s sole discretion.

Unless terminated earlier due to a material breach of the Distribution Agreement by either party, Title’s failure to meet the minimum volume requirements and/or any other termination right provided in the Distribution Agreement, the Distribution Agreement will remain in effect until December 31, 2015, subject to renewals thereof with the mutual agreement of the parties.

The amounts owed pursuant to the Pre-Payment will be decreased by Title’s cost of products produced by EBC and delivered to Title from time to time.  The Pre-Payment was made, in part, in anticipation of certain orders procured by EBC for EBC’s products placed from chain stores (the “Direct Orders”). EBC agreed to assign the revenues it receives from the Direct Orders to the Company and the Company agreed to credit those revenues against the outstanding principal balance of the Pre-Payment, which understanding is evidenced by the parties entry into a Collateral Assignment of Revenues Agreement.

The Pre-Payment does not accrue any interest.  EBC provided us a security interest in the cases of products to be produced in connection with the Direct Orders in order to secure the repayment of the Pre-Payment.

Additionally, from time to time we have loaned Title funds to support its ongoing operations including the loan of substantially all of the funds we raised in connection with the subscription agreements described below under “Recent Sales Of Unregistered Securities.”  The amount loaned had no stated due date, did not bear interest and was forgiven in connection with the Exchange.

EBC has advanced us funds from time to time, which funds totaled $35,811 as of May 31, 2010, and are payable on demand, unsecured, and non-interest bearing.

Additional Products Distributed Through Blue Gem

In addition to the acquisition of Title, we have recently expanded our product distribution offerings to include refrigerated dairy products, fresh produce and nationally known fresh and healthy food and beverages to a myriad of chain stores, local and regional independents as well as super stores like Publix Supermarkets, located in Florida.  In connection therewith, in May 2010, we began distributing milk in the south Florida area through an understanding with American Fruit & Produce Corp. (“AFP”).  Additionally, in July 2010, we began distributing produce (including watermelon and other fruit) through a verbal  agreement with AFP.   We currently distribute produce, milk, other dairy products and fruit through verbal agreements with AFP.  In connection with the understandings, we purchase the products directly from AFP and distribute them to certain stores throughout Florida.  We also agreed to rent office and warehouse space from AFP at 12805 N. W. 42 Ave., Opa-locka, Florida, 33054, which is currently our principal business location.  The monthly rent for the leased space is approximately $1,484 per month.

Currently we also distribute the following products, in addition to Title Sports Drink and those distributed through AFP:

•	Harvest Fresh Products (nut and snack bars, namely Wings of Nature Bars);
•	Apple Rush (an apple flavored fruit beverage); and
•	Xingtea (a natural tea beverage).

There are no agreements in place for the distribution of the products described above.

Effective in June 2010, we entered into a distribution agreement with Abbott Nutrition (“Abbott”) to become Abbott’s exclusive distributor (the “Abbott Agreement”), to distribute and sell certain Myoplex shake and protein products to retailers in certain counties throughout Florida.   We also agreed to meet certain mutually agreed upon distribution levels for Abbott’s products in order to maintain the rights to distribute the products.  Abbott agreed to provide us a right of first refusal to distribute certain other Abbott products which Abbott desires to distribute from time to time.  Pursuant to the Abbott Agreement, we agreed to purchase the products we will distribute from Abbott at predetermined wholesale prices (subject to revision with no less than 60 days prior notice from Abbott).  Pursuant to the Abbott Agreement we were also provided a non-exclusive license to promote, sell and distribute the distributed products.  The Abbott Agreement has a three year term, automatically renewable for additional one year terms, if not terminated by either party at least 90 days in advance of the then current term, and can also be terminated by Abbott immediately if we breach the terms of the Abbott Agreement, fail to meet the distribution requirements set forth in the agreement or there is a material change in the control of or assets of the Company without the prior consent of Abbott.  The Abbott Agreement can also be terminated by either party at any time, subject to the payment of liquidated damages in the event Abbott terminates the agreement for any reason other than cause or the occurrence of an automatic termination under the agreement in the event of the occurrence of certain events including our entry into bankruptcy or similar transaction.

We believe that these large national brands like Myoplex and Abbott Nutrition, sought out Blue Gem to distribute their brands bypassing much larger and established distributors because of the “hard to find” network Blue Gem is creating.  For reasons like cost and competing portfolios, we believe that independent food and beverage companies along with national brands seeking specialty distribution find it difficult or impossible to have their products delivered to retailers via the direct store delivery (“DSD”) system that Blue Gem is building (as described in greater detail below). We offer our brands personal attention and growth opportunities which we do not believe that larger distribution companies with significant number of products are able to offer.  We plan to continue to expand this model as the demand from manufacturers continues to grow.

Through the acquisition of Title and our entry into the agreements described above, we believe we are building a portfolio of non-competing innovative brands to gain traction in the rapidly expanding healthy, “good for you”  food and beverage industry. Our business model seeks to garner exclusive agreements with food and beverage manufacturers to market and distribute their products.

On the retail side, we believe that many national and specialty chains are looking to add value, products and services for their customer base by expanding the products offered in their stores, like the fresh produce and sandwiches program recently introduced at Walgreens stores in Florida.  Implementing these healthy food and beverage initiatives requires expertise, and distributors like Blue Gem.  As stated above, we now deliver fresh fruit, produce, milk, juice, eggs and other refrigerated products to our customer base.  We are working together with our partners to create new innovative ways to merchandise and distribute fresh products in stores that have never sold them before.  Delivering via company leased vehicles and from time to time, distributor owned vehicles, we believe that we are building a unique cold chain Direct Store Distribution (“DSD”) network, allowing for controlled growth through existing and new territories.

Historically, national brands looking for a distributor in Florida needed to contract with several independent distributors throughout the state and many times under staffed small DSD companies to reach a majority of the state.  We believe we have solved that problem by providing DSD throughout the state creating a single logistics partner and have seen positive results from these actions, including the recent distribution agreements with Myoplex and AFP, as described above, as well as Title’s distribution of Title Sport Drink.

The Direct Store Distribution System (“DSD”)

Direct Store Distribution (“DSD”) is a method of delivering products from a distributor (such as Title and Blue Gem) directly to the retail store, bypassing a retailer's warehouse. The vendor manages the product from order to sales shelf. Major DSD categories include greeting cards, beverages, baked goods and snacks. We believe that the greater value of DSD lies in delivering the customer experience.

Benefits of DSD over Traditional Distribution Methods

Over the past several decades, national retailers have built centralized warehouse distribution facilities to deliver the bulk of their products to their stores, where company employees would then unload and stock the store shelves. There has been a shift recently, due to employee cutbacks, a need to replenish inventory daily and the push for "local" products, back to a traditional direct-store-delivery or direct distribution system model of the past.

The direct distribution system eliminates the need for wholesaler/retailer warehouses which translate into reduction of warehousing cost for the retailer. The supplier has to assume the cost of warehousing/transportation but also has more flexibility in planning the inventory which can lead to improvements in working capital and decreases in capital outlays. In the DSD processes, the store replacement and payment cycles are faster than traditional retail. Direct interaction with the delivery representative on a regular basis improves inventory management as the distributor is aware of the movement of the goods at the shelf. Additionally, with more customer preference feedback we believe that the supplier is better equipped to predict future sales. We have also found that frequent visits to customer locations also enforce timely payments resulting in improved cash flow.

Each of our salespersons has an assigned territory and is responsible for garnering distribution, increasing shelf space dedicated to our products, assisting in product placement and development in each retail location, and assuring brand visibility through placement of point of sale materials.

Additional and Recent Material Agreements:

In December 2009, the Company entered into a consulting agreement with Corporate Evolutions, Inc. (“Corporate Evolutions”), pursuant to which Corporate Evolutions agreed to perform investor relations services for the Company for a period of six months terminating on June 18, 2010, which agreement has terminated to date.  In consideration for agreeing to perform the services, we agreed to pay Corporate Evolutions $21,000 (or $3,500 per month), and issue Corporate Evolutions 50,000 restricted shares of our common stock.

In January 2010, the Company entered into a Consulting Agreement with EBC and Taylor, Inc., whose President is Lawrence Taylor (“Taylor”), pursuant to which Taylor agreed to perform certain consulting services for the Company and EBC, including making six (6) personal appearances at functions of EBC and/or the Company.  The Consulting Agreement has a one year term, and is automatically renewed for additional one year terms in the event the agreement is not terminated by either party at least 30 days prior to the expiration of the term.  We agreed to issue Taylor 1,000,000 restricted shares of common stock and EBC agreed to issue Taylor 250,000 shares of its common stock in consideration for agreeing to the terms of the Consulting Agreement, as well as certain other consideration as described in greater detail in the agreement.

In July 2010, we entered into an Investment Banking Agreement with Ladenburg Thalmann & Co. (“Ladenburg”).  Pursuant to the agreement, Ladenburg agreed to serve as our exclusive financial advisor in connection with among other things, a financing transaction, merger, consolidation or combination (provided that we do not currently have any plans to conduct a combination other than the Exchange with Title, as described above).  The agreement has a term of 18 months, provided that after 12 months either Ladenburg or the Company may terminate the agreement with thirty (30) days prior written notice.  In the event the agreement is not terminated by either party, the agreement automatically renews for additional one year periods.  In consideration for Ladenburg agreeing to the terms of the agreement, we agreed to issue it a non-refundable upfront fee of five year warrants to purchase 1,660,000 shares of our common stock at an exercise price of $0.14 per share, which warrants contain an anti-dilution provision, a cashless exercise right and piggyback registration rights.  We also agreed to pay Ladenburg a monthly cash fee of $10,000 for the first three months of the agreement and a fee of $15,000 in cash and warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.14 per share for each additional month the agreement is in place beginning on the fourth month of the agreement.

We also agreed that in the event we undertake certain debt financings as described in the agreement, we would pay Ladenburg a cash fee equal to the greater of $300,000 or 5% of the funding raised; in the event we undertake a mezzanine financing as described in the agreement, we would pay Ladenburg a cash fee of the greater of $350,000 or 5% of the funding raised; in the event we sell equity securities in a transaction described in the agreement, we would pay Ladenburg a cash fee equal to the greater of $400,000 or 7% of the amount raised and grant Ladenburg warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold in the offering at an exercise price equal to the per share equivalent price paid by the investor and with such terms and conditions as the purchaser’s warrants, which shall further contain an anti-dilution provision, a cashless exercise right and piggyback registration rights; and in the event the Company undertakes certain merger, acquisition or combination transactions, we agreed to pay Ladenburg a cash fee equal to the greater of $300,000 or 3% of the consideration paid.  The agreement also provides the Company the right to raise up to $500,000 in funding within the first six months of the agreement without requiring the Company to pay any fees to Ladenburg, in the event that Ladenburg did not introduce the source of the funding to the Company.  Finally, the agreement provided for Ladenburg to have the right of first refusal to serve as the Company’s advisor in connection with certain capital raising, investment banking or similar transactions in the event the Company determines that it requires such services at any time during the two year period following the termination of the agreement.

We are currently in discussions with Ladenburg regarding the modification of the Investment Banking Agreement, and have ceased making payments and have not granted warrants to Ladenburg in anticipation of such modification.

The description of the various material agreements and understandings of Title and the Company as described herein are qualified in all respects by the actual terms, conditions and provisions of such agreements and understandings.

Recent Events:

We received our first order from Walgreens for $100,000 of Myoplex under the Abbott agreement (described above), which we began distributing September 1, 2010 to 300 South Florida Walgreens stores.

In September 2010, we began distributing Myoplex to approximately 239 Hess gas stations throughout Florida.

In late August 2010, we began distributing Title Sports Drink to Sweetbay Grocery Stores throughout Florida.

In August 2010, we began distributing to the first three prototype Walgreens stores our “fresh” fruit and produce program.  After a successful test period, we were given authorization to expand to the next 30 Walgreens stores in South Florida beginning September 1, 2010. We are placing end cap coolers along with produce tables in these stores.

Dependence on One or a Few Major Customers

Walgreens and Publix accounted for 48% and 52%, respectively, of Title’s accounts receivable balance as of April 30, 2010. Title’s net sales to these customers amounted to 28% and 33%, respectively, for the period from August 31, 2009 (inception) through April 30, 2010.

Title purchases 100% of Title Sports Drink from EBC, and for the period from August 31, 2009 (inception) through April 30, 2010, $311,183 or 88% of Title’s total purchases were for the Title Sports Drink. Additionally, $268,124 or 84% of Title’s net sales resulted from sales of the Title Sports Drink for the period from August 31, 2009 (inception) through April 30, 2010.

Market

Title Sports Drink, which Title has the exclusive right to distribute as a result of the Distribution Agreement, competes mainly in the market for beverages, including carbonated soft drinks (“CSD”).  The market for CSDs has been declining over the past several years, however, the total volume of CSD cases produced in 2009 was still 9.4 billion cases (approximately $73.9 billion), compared to over 10 billion cases in 2001 (pursuant to the March 24, 2010 issue of Beverage-Digest).  We believe that part of the recent decline in CSD sales is due to the movement away from high calorie and artificial flavored soft drinks to more healthy beverage choices.  Title Sports Drink competes in this new market for more natural beverage choices, specifically, the sports drink marketplace.

The sports drink market had total worldwide sales of approximately $300 billion in 2005, up 10% in total volume from the prior year (Research Wikis’ summary of Sports Drink Market, last reviewed August 11, 2010).  We believe that the total market for sports drinks has only continued to grow since 2005 as well as the market for niche products such as Title Sport Drink, which offer more natural alternatives to the traditional sports drinks produced by Gatorade, PowerAde and similar companies.

We plan to specialize in the distribution of more natural and healthy products.  Total sales of organic food and beverages have grown from $1 billion in 1990 to $24.8 billion in 2009 (which represented a 5.1% increase in sales over 2008 numbers).  Mass market retailers (mainstream supermarkets, club/warehouse stores and mass merchandisers) in 2009 sold 54 percent of the total organic food sold.  (Organic Trade Association’s 201 Organic Industry Survey, as reported by the Organic Trade Association, last reviewed August 11, 2010).

As such, we believe the total United States market for healthy products continues to grow and we believe that with our current products and continued brand awareness, we can be well positioned as a distributor of healthy foods in this still developing market.

Competition

We compete with other regional distribution companies (described below); however, our biggest competition comes from companies which distribute their own products instead of using third-party distributors like the Company.  For instance, Pepsi, Coca-Cola and other larger, more established beverage and food producers often employ their own distribution networks.  While we do not plan to compete directly with these well established companies, the fact that these companies already own and operate their own distribution networks diminishes the total market of distributable products which otherwise may use our services, in Florida and throughout the United States.

More direct regional and national competitors include Dean Foods, a national distributor of food and beverage; Weyand Food Distributors, a distributor of fresh fruits and vegetables, dairy products and other produce throughout Florida; Cheney Brothers Distribution, which distributes numerous products throughout the Southeast United States; and Florida National Distribution.

We hope to compete with our competition by offering our brands personal attention and growth opportunities, which we do not believe that larger distribution companies with significant number of products are able to offer.

Regulatory Matters and Government Regulations

Because we are a distributor of food and beverage products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (“FDA”).  The FDA governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases.

We are also subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of our distribution vehicles, inspection of our facilities and regulation of our trade practices in connection with the distribution of food and beverage products.

Finally, we are also subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations applicable to our business.

Employees

Title currently has 10 full-time and no part-time employees and uses a variety of sub-distributors to distribute its products.  Blue Gem does not have any employees, other than its Chief Executive Officer, Allan Sepe, who is also the President of Title and who provides services to EBC (provided that he has ceased drawing a salary from EBC effective in August 2010).  We anticipate hiring additional drivers to help transport the products we distribute moving forward.

Intellectual Property

Pursuant to the Distribution Agreement, Title has the exclusive right to distribute the Products of EBC in the United States as well as the right to use the trademark “Title” in connection with the marketing and distribution of Title Sports Drink.

We also own and maintain a website at http://www.bluegementerprise.com/, which contains information we do not which to incorporate by reference herein.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

General Risks Related To The Company

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We had a total net loss of $175,292 for the year ended May 31, 2010 and Title had a net loss of $475,017 for the period from August 31, 2009 (inception) through April 30, 2010.  We had total working capital of $101,678 and a total accumulated deficit of $230,474 as of May 31, 2010.  Title had negative working capital of $505,140 and a total accumulated deficit of $75,017 as of April 30, 2010.  In April through July 2010, we entered into Securities Purchase Agreements with eleven “accredited investors” and sold such investors an aggregate of 26,323,216 shares of our restricted common stock in consideration for $2,090,000 in funding (or between $0.065 and $0.08 per share), which funds we have largely spent in connection with the Pre-Payment and Advances as described above in connection with the Distribution Agreement.

As such, we do not have enough cash on hand to operate for the next 12 months and anticipate only being able to operate for the next three months with our current available cash.  We anticipate the need for approximately $1,000,000 in additional funding to support our operations and planned business activities for the next twelve months.  We plan to rely on financing and additional funds from affiliates of the Company and third party investors in order to support our operations and pay our expenses in the near term. Additional funding will likely come from debt and equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business operations.  If we are unable to raise the funds we require, your investment could become worthless.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing, Satisfy Obligations And/Or Complete Acquisitions Through The Issuance Of Additional Shares Of Our Common Stock Or Other Securities.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or other securities. Additionally, moving forward, we may attempt to conduct acquisitions and/or mergers of other entities or assets using our common stock or other securities as payment for such transactions.  Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. If such transactions occur, this may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of the Company’s common stock.

Our Largest Shareholder, Allan Sepe Can Vote An Aggregate Of 46.0% Of Our Common Stock, And Holds All Of The Outstanding Shares Of Our Series A Preferred Stock, And As A Result, Will Exercise Significant Control Over Corporate Decisions.

Allan Sepe, who is also our President and Chairman, is our largest shareholder currently voting 46.0% of our outstanding common stock.  Additionally, Mr. Sepe holds all 1,000 shares of our designated shares of Series A Preferred Stock.  The Series A Preferred Stock has the right, voting as a separate class, at any annual or special meeting of shareholders to elect one director of the Company in the event the Company has three (3) or fewer Directors, or in the event the Company has five (5) or more directors, such number of Directors as equal to the total number of Directors of the Company multiplied by 0.333 and rounded up to the nearest whole number.  Additionally, the Series A Preferred Stock has the right to approve any Change of Control, defined as (i) the adoption of a plan of merger or consolidation of the Company with any other individual, entity, or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation; (ii) the approval by the Board of Directors of the Company of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all of the assets of the Company, or the Company taking action to affect such sale or transfer; or (iii) in the absence of a prior expression of approval by a majority of outstanding shares of the Series A Preferred Stock, the acquisition of more than 25% of the Company's voting capital stock by any person within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company). Due to Mr. Sepe’s ownership of the Series A Preferred Stock, and the voting rights of such Series A Preferred Stock, he will appoint any and all Directors of the Company until such time as the Company’s Board of Directors has more than one (1) member, if ever, at which time he will continue to have rights to appoint at least one-third of such Board of Directors, solely as a result of his ownership of the Series A Preferred Stock.

As a result of the above, Mr. Sepe exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Investors in the Company should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions or the election of Directors.  Furthermore, investors should be aware that Mr. Sepe may choose to elect new Directors to the Board of Directors of the Company and/or take the Company in a new business direction altogether, and that current shareholders of the Company will have little to no say in such matters as Mr. Sepe is currently our largest shareholder.

We Rely Upon Key Personnel And If They Leave Us, Our Business Plan And Results Of Operations Could Be Adversely Affected.

We rely heavily on our Chief Executive Officer and sole Director, Allan Sepe, as well as Title’s employee, Robert Friedopfer, who is also the Chief Executive Officer of EBC. Their experience and input create the foundation for our business and they are responsible for the directorship and control over our operations. We do not currently have an employment agreement or "key man" insurance policy on either Mr. Sepe or Mr. Friedopfer. Moving forward, should we lose the services of Mr. Sepe or Mr. Friedopfer, for any reason, we will incur costs associated with recruiting replacements and delays in our operations. If we are unable to replace either Mr. Sepe or Mr. Friedopfer with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued.

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

We had a total net loss of $175,292 for the year ended May 31, 2010 and Title had a net loss of $475,017 for the period from August 31, 2009 (inception) through April 30, 2010.  We had total working capital of $101,678 and a total accumulated deficit of $230,474 as of May 31, 2010.  Title had negative working capital of $505,140 and a total accumulated deficit of $75,017 as of April 30, 2010.  As such, our auditors, in their report dated September 14, 2010, as included in this Form 10-K for the year ended May 31, 2010, and Title’s auditors in Title’s audited financial statements for the period from August 31, 2009 (inception) through April 30, 2010, which we plan to file shortly after the filing of this Form 10-K, have raised substantial doubt as to whether our Company (including Title) can continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

Our Insurance Coverage May Be Inadequate To Insure Against All Material Risks.

We maintain insurance against some, but not all of the potential risks and losses our operations are subject to. There can be no assurance that insurance obtained by us will be adequate to and/or in sufficient amounts necessary to cover all losses or liabilities. The occurrence of a significant event not fully insured or indemnified against, could materially and adversely affect our financial condition and operations, which could lead to any investment in us becoming worthless.

We May Not Be Able To Successfully Manage Our Growth, Which Could Lead To Our Inability To Implement Our Business Plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have one Director and one executive officer and a small number of employees. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

We Have A Limited Operating History In Our Current Business Focus Of Food And Beverage Distribution And Because Of This It May Be Difficult To Evaluate Our Chances For Success.

We were formed on November 28, 2006, for the purpose of conducting mineral exploration activities.  In October 2009, we changed our business focus to Food and Beverage Distribution services.  As such, we have a limited history in our current business focus of Food and Beverage Distribution.  However, the Company has hired various personnel with experience in Food and Beverage Distribution services.   We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of Food and Beverage Distribution may have difficulty in continuing in the highly competitive Food and Beverage Distribution industry, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

We Incur Significant Increased Costs As A Result Of Operating As A Fully Reporting Company As Well As In Connection With Section 404 Of The Sarbanes Oxley Act.

We incur legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our continued status as a publicly reporting company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating To The Operations Of The Company And Title

We Face Intense Competition For Our Products And As A Result, We May Be Unable To Compete In The Market For Food and Beverage Distribution.

The market for food and beverage distribution, is highly competitive and fragmented. The Company expects competition to intensify in the future. We plan to compete in each of our markets with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to us. Numerous well-established companies are focusing significant resources on providing food and beverage distribution services that will compete with our services. No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our services, will not rise. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

Effect Of Government Regulations On Our Future Operations And Potential Issues Such Changes In Regulations Could Create.

The products that we distribute and plan to distribute in the future are subject to U.S. Food and Drug Administration (“FDA”) approval, including the primary product that Title distributes, Title Sports Drink.  If the products we distribute were to have issues with the FDA, or the FDA were to enact stricter rules and regulations in the future and the products we plan to market are unable to meet such new laws or regulations, we may be prohibited from marketing or distributing such products, or could be forced to expend additional resources in complying with such regulations. As a result, any investment in our securities could become worthless.

We May Be Forced to Expend Additional Resources To Update or Upgrade Our Facilities And Face Additional Costs In Order To Comply With Industry or Product Standards.

Currently, we do not store Title Sports Drink in a refrigerated warehouse, nor do we maintain refrigerated warehouses for any of the other products we distribute.  It is possible that because of Title Sports Drink’s “all natural” nature and the fact that no artificial preservatives are added to Title Sports Drink, it may be more susceptible to heat and/or other environmental factors than other traditional sports drinks.  If industry standards or our customers necessitate that we refrigerate Title Sports Drink and/or if we receive contracts to distribute additional products in the future which require warehouse refrigeration or other requirements which force us to expend additional resources and capital in order to comply with, our result of operations may be adversely affected, we may be unable to comply with such industry or contract standards, and we may be forced to curtail our business operations, which could cause any investment in the Company to become devalued.  Additionally, we may incur substantial costs in the future to upgrade or keep up-to-date various facilities and equipment or restructure our operations, including closing existing facilities or opening new ones. If our investment and restructuring costs are higher than anticipated or our business does not develop as anticipated to appropriately utilize new or upgraded facilities in the future, our costs and financial performance could be negatively affected.

Effect Of Unfavorable Publicity Regarding The Products We Distribute.

We believe that the market for our products will be affected by national media attention regarding the consumption of sports drinks, in relation to Title Sports Drink, as well as the consumption of dairy products and produce in connection with our other distribution arrangements.  Future negative publicity regarding the potential effects of the daily consumption and/or excess consumption of sports drinks and/or negative publicity regarding the health effects of dairy products or other produce, including national and regional recalls on such products due to contamination, even if the products we distribute are not affected by such recalls, could have a material adverse effect on the marketability of the products we distribute. If the products or companies we distribute products for were to suffer adverse media attention, it could cause the value of our common stock to decrease, and could lead to any investment you have in us becoming worthless.

Our Sales Experience Large Fluctuations Due To The Seasonality Of The Products We Distribute.

Title generally experiences greater sales, mainly relating to increased distribution of Title Sports Drink, in the spring and summer, as in our opinion, there are a greater number of individuals exercising and performing warm weather activities which may necessitate the need for a sports drink during those seasons rather than the fall and winder. As such, our results of operations for any one quarter may not be indicative of the results of operations for any other quarter and/or our yearly results of operations.

The Products We Distribute Require A Significant Supply Of Raw Materials And Energy, The Limited Availability Or Increased Costs Of Which And/Or Issues With Crops Associated With The Produce We Distribute Could Adversely Affect Our Business And Financial Results.

The manufacture and production of the products we distribute are highly dependent on certain ingredients, packaging materials, other raw materials, and energy. If the suppliers of our customers ingredients, packaging materials, other raw materials or energy are impacted by an increased demand for their products, business downturn, weather conditions (including those related to climate change), natural disasters, governmental regulation, terrorism, strikes or other events, and they are not able to effectively obtain the products from another supplier, they could experience an interruption in the supply of such products or increased costs of such products. Any sustained interruption in the supply of ingredients, packaging materials, other raw materials or energy, or increased costs thereof, could have a material adverse effect on our customers ability to produce the products we distribute, and therefore, our ability to distribute such products, which could have a material adverse effect on our business and financial results.

Similarly, any issues associated with the production, growing, cultivation, picking or packing of the produce or dairy products we distribute could decrease our customers supply of products, increase the required price of such products or otherwise provide such customers less incentive to produce such products, which could in turn reduce their demand for our distribution services, and cause our results of operations to be materially adversely affected.

Increase In The Cost, Disruption Of Supply Or Shortage Of Energy Or Gas Could Affect Our Profitability.

We operate trucks and other motor vehicles which we use to distribute and deliver beverage and food products. In addition, we use a significant amount of gas for such vehicles and energy in our warehouses. An increase in the price, disruption of supply or shortage of fuel and other energy sources that may be caused by increasing demand or by events such as natural disasters, power outages, oil spills, or the like would increase our operating costs and, therefore, could negatively impact our profitability.

Because Title Depends Upon EBC To Provide Title Sports Drink To Title To Distribute, Changes In Title’s Relationship With EBC Could Adversely Affect Our Business And Financial Results.  Additionally, The Distribution Agreement Provides EBC The Right To Terminate Our Relationship If We Fail To Meet Certain Minimum Distribution Quotas.

The majority of Title’s operations consist of services which it performs under the Distribution Agreement with EBC (described above). If Title’s Distribution Agreement was terminated for any reason, it would have a material adverse effect on its and in turn, our business and financial results.

Additionally, the Distribution Agreement provides that if we don’t meet certain minimum volume requirements relating to the distribution of Title Sports Drink (and the Pre-Payment (as defined above) has been repaid), EBC can terminate the Distribution Agreement, subject to our ability to pay EBC cash equal to their loss of revenue associated with such shortfall.  As a result, if we were to fail to meet our required minimum sales, EBC could terminate the Distribution Agreement, which would cause our results of operations to be materially adversely affected and could cause any investment in the Company to become worthless.

We May Have Potential Conflicts Of Interest With EBC, Which Could Result In EBC’s Objectives Being Favored Over Our Objectives.

Our and Title’s past and ongoing relationship with EBC, as well as the relationships between our and Title’s Chief Executive Officer, Allan Sepe, who is also our largest shareholder, and who further serves as an employee of EBC, and Kevin Sepe, Allan’s brother and the majority owner of EBC, as well as Robert Friedopfer, a significant employee of the Company, greater than 5% shareholder of the Company and the Chief Executive Officer of EBC could give rise to conflicts of interests.  Allan Sepe currently spends approximately 50% of his time on Company matters and 50% of his time on EBC matters. These potential conflicts include balancing the objectives of increasing sales volume of Title Sports Drink beverages and maintaining or increasing our profitability versus EBC’s objectives of increasing its production and distribution of Title Sports Drink and increasing its own profitability.  Additionally, due to the Pre-Payment, EBC currently owes us $1,015,000, making it our largest account receivable and us its largest creditor.  Perceived or actual conflicts of interest between Allan Sepe, Kevin Sepe, Robert Friedopfer, us, Title or EBC could cause our results of operations to be materially adversely affected and/or could cause the value of our securities to decline in value or become worthless.

The Loss Of Any Key Customer, Or Failure To Maintain Good Relationships With Our Clients Could Adversely Affect Our Financial Performance.

We must maintain mutually beneficial relationships with our key customers and clients, to effectively compete.  This is exacerbated by the fact that Walgreens and Publix accounted for 48% and 52%, respectively, of Title’s accounts receivable balance as of April 30, 2010. Title’s net sales to these customers amounted to 28% and 33%, respectively, for the period from August 31, 2009 (inception) through April 30, 2010.  Title purchases 100% of Title Sports Drink from EBC, and for the period from August 31, 2009 (inception) through April 30, 2010, $311,183 or 88% of Title’s total purchases were for the Title Sports Drink. Additionally, $268,124 or 84% of Title’s net sales resulted from sales of the Title Sports Drink for the period from August 31, 2009 (inception) through April 30, 2010.

As larger retailers increase utilization of their own distribution networks and private label brands, the competitive advantages we derive from our individualized distribution operations may be eroded. Failure to appropriately respond to these trends or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retailers and adversely affect our financial performance.

Retail consolidation and the current economic environment continue to increase the importance of major customers. Loss of any of our key customers, including Walgreens or Publix, or loss of our key distributors, such as EBC, could have an adverse effect on our business, financial condition and results of operations.

Furthermore, if we are unable to provide an appropriate mix of incentives to our clients through a combination of advertising and marketing support, they may take actions that, while maximizing their own short-term profit, may be detrimental to us. Such actions, could have an adverse effect on our profitability. In addition, any deterioration of our relationships with our bottlers could adversely affect our business or financial performance.

Disruption Of Our Supply Chain Could Have An Adverse Impact On Our Business, Financial Condition And Results Of Operations.

Our ability and that of our suppliers and clients, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or our distribution capabilities due to adverse weather conditions, natural disaster, fire, terrorism, the outbreak or escalation of armed hostilities, pandemic, strikes and other labor disputes or other reasons beyond our or their control, could impair our ability to receive and/or distribute products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Unfavorable General Economic Conditions In The United States Could Negatively Impact Our Financial Performance.

Unfavorable general economic conditions, such as a continued recession or economic slowdown in the United States or in the state of Florida, where the majority of our operations are present, could negatively affect the affordability of, and demand for our services or the products we distribute. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our clients’ products or by shifting away from more expensive healthy products and beverages to lower-priced products. Decreased consumer demand for the products we distribute, or our distribution services could reduce our revenues and could negatively affect our financial performance.

A Significant Interruption In The Operation Of Our Warehouse Facilities May Reduce Our Ability to Generate Revenues.

A significant interruption in the operation of our warehouse facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. If there was a significant interruption in the operation of our facilities, we may not have the capacity to service all of our customers out of the remaining facilities and/or may face additional costs associated with operating out of the remaining facilities and we may not be able to service our customers in a timely manner. As a result, our revenues and earnings would be materially adversely affected.

We Generally Do Not Have Long-Term Agreements With Our Customers.

We have entered into written agreements with certain of our customers for varying terms and duration; however, most of our distribution relationships are informal (based solely on purchase orders) and are terminable by either party at will. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our clients. In addition, despite the terms of the written agreements with certain of our significant clients, we have no assurance as to the level of performance under those agreements, or that those agreements will not be terminated. There is also no assurance that we will be able to maintain our current relationships or establish and maintain successful relationships with customers in new geographic distribution areas.

We Depend On Key Information Systems And Third Party Service Providers.

We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third party providers for a number of key information systems and business processing services. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

We Are Subject To Competitive Bidding Situations, The Outcome Of Which Could Negatively Impact Our Results Of Operations.

Many of our customers have become increasingly price sensitive in the current economic climate, which has intensified the competitive environment in which we operate. Moving forward, we anticipate being subject to competitive bidding situations, which may reduce our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers or potential customers which could negatively impact our sales and profits.

Risks Relating To Our Securities

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

The Market For Our Common Stock Is Subject To Fluctuations.

Our common stock trades on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “BGEM.” The market for our common stock on the OTCBB is subject to fluctuations in response to several factors, including, but not limited to:

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

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Subject To Resale Restrictions Pursuant To Rule 144, Due To Our Status As A Former “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, prior to the filing of our Form 8-K disclosing the Exchange, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company” (which we believe that we have in connection with the Exchange); 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company”, which information has been filed in this Report.  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after the date of our Form 8-K Report disclosing the Exchange, any non-registered securities we sell in the next approximately 12 months or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of this Report.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

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

ITEM 2. PROPERTIES

We agreed to rent office and warehouse space from AFP (as defined above) at 12805 N. W. 42 Ave., Opa-locka, Florida, 33054, which is currently our  principal business location.  The monthly rent for the leased space is approximately $1,484 per month.

On January 14, 2010, we entered into a lease agreement, which we subsequently subleased to Title, in connection with the lease of an office and warehouse facility in Apopka, Florida. Terms of the lease are month to month and may be terminated with a minimum 30 day notification. The lease has a monthly rental payment of $1,200.

On August 31, 2009, Title entered into a sublease agreement, to sublease 10,000 square feet of warehouse space in Medley, Florida from EBC (as defined above). Terms of the sublease are for two years, effective August 1, 2009 and concluding on August 31, 2011 with base monthly rent of $3,458.33 plus common area charges, applicable sales tax and prorated real estate taxes.

We also are allowed the shared use of various warehouses maintained by the sub-distributors who assist us in distributing the products we distribute throughout Florida, for which we do not have any agreements in place and do not pay any rental fees.

On January 20, 2010, Title agreed to lease two 2005 trucks from Penske Truck Leasing Co., L.P. Each truck required a $3,000 security deposit and has a 24 month term with a fixed monthly lease charge of $875 per month.  We also have lease agreements with three major truck leasing companies in the United States for vehicle leasing, maintenance and insurance.  All leases are short-term (under 24 months), provide for us to lease pre-owned vehicles, and we are incurring approximately $7,700 per month which includes maintenance and insurance in connection with such agreements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Neither we nor Title are currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We and/or Title may become involved in material legal proceedings in the future.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company was approved for trading on the OTC Bulletin Board under the symbol “BGEM” on or around December 26, 2008.  The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter since the quarter ended December 31, 2009, the first quarter in which our common stock was actively traded. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.  The values listed below retroactively reflect our 16.44737 for 1 forward stock split (the “Forward Split”) with a record date of September 18, 2009 and a payable date of September 30, 2009.

QUARTER ENDED	HIGH	LOW

June 30, 2010	$0.25	$0.11
March 31, 2010	$0.35	$0.10
December 31, 2009	$0.76	$0.18

As of September 8, 2010, and including 20,000,000 shares issuable in the Exchange, 2,000,000 shares which were sold in May 2010, but which have not been physically issued to date and 750,000 shares which the Company is in the process of cancelling, we had 156,360,587 shares of common stock issued and outstanding held by approximately 23 shareholders of record, and 1,000 shares of Series A Preferred Stock issued and outstanding held by our Chief Executive Officer and sole Director, Allan Sepe.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

DESCRIPTION OF SECURITIES

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Series A Convertible Preferred Stock

On or around August 31, 2010, the Board of Directors of the Company approved the designation of 1,000 shares of the Company’s Series A Preferred Stock, which designation was filed with the Secretary of State of Florida on September 2, 2010 (the “Series A Preferred Stock”).  The Series A Preferred Stock is not entitled to any dividends, liquidation preference, conversion rights, or redemption rights.  The Series A Preferred Stock does however have the right, voting as a separate class, at any annual or special meeting of shareholders to elect one director of the Company in the event the Company has three (3) or fewer Directors, or in the event the Company has five (5) or more directors, such number of Directors as equal to the total number of Directors of the Company multiplied by 0.333 and rounded up to the nearest whole number.  For example, if the Company has five Directors, the Series A Preferred Stock, voting separately as a class have the right to appoint two Directors (5 x 0.333 = 1.655, rounded up to the nearest whole number is 2).  Additionally, the Series A Preferred Stock have the right to approve any “Change of Control,” defined as (i) the adoption of a plan of merger or consolidation of the Company with any other individual, entity, or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation; (ii) the approval by the Board of Directors of the Company of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all of the assets of the Company, or the Company taking action to affect such sale or transfer; or (iii) in the absence of a prior expression of approval by a majority of outstanding shares of the Series A Preferred Stock, the acquisition of more than 25% of the Company's voting capital stock by any person within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company).

No amendment to the Company’s Series A Stock shall be made while such Series A Stock is issued and outstanding to amend, alter or repeal the Articles of Incorporation or Bylaws of the Company to adversely effect the rights of the Series A Stock holders; authorize or issue any additional shares of preferred stock; or effect any reclassification of the Series A Stock unless a majority of the outstanding Series A Stock vote to approve such modification or amendment.

In connection with the Exchange, all 1,000 of the designated shares of Series A Preferred Stock were issued to Allan Sepe, the Company’s largest shareholder, Chief Executive Officer and sole Director.  Due to Mr. Sepe’s ownership of the Series A Preferred Stock, and the voting rights of such Series A Preferred Stock, he will appoint any and all Directors of the Company until such time as the Company’s Board of Directors has more than one (1) member, if ever.

The Series A Preferred Stock and the rights associated therewith, could act to prevent or delay a change in control.

Equity Compensation Plans

The Company does not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

In July 2010, we entered into an Investment Banking Agreement with Ladenburg Thalmann & Co. (“Ladenburg”).  In consideration for Ladenburg agreeing to the terms of the agreement, we agreed to issue it a non-refundable upfront fee of five year warrants to purchase 1,660,000 shares of our common stock at an exercise price of $0.14 per share, which warrants contain an anti-dilution provision, a cashless exercise right and piggyback registration rights.  We also agreed to pay Ladenburg a monthly cash fee of $10,000 for the first three months of the agreement and a fee of $15,000 in cash and warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.14 per share for each additional month the agreement is in place beginning on the fourth month of the agreement.    We are currently in discussions with Ladenburg regarding the modification of the Investment Banking Agreement, and have ceased making payments and have not granted warrants to Ladenburg in anticipation of such modification.

Registration Rights

The aggregate of 26,323,216 shares of common stock we sold in certain private transactions in April through July 2010 included piggyback registration rights.

The warrants that we agreed to grant to Ladenburg, as described above under “Warrants, Options and Convertible Securities”, which have not been granted to date, contain piggy-back registration rights.

RECENT SALES OF UNREGISTERED SECURITIES

On April 24, 2007, we accepted subscriptions for 8,223,685 shares of our common stock from our then officers and Directors. The shares of common stock were sold at an aggregate price of $5,000. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

On October 27, 2007, we accepted subscriptions for 8,552,632 shares of our common stock from 13 investors. The shares of common stock were sold at an aggregate purchase price of $13,000. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

On March 28, 2008, we accepted subscriptions for 8,223,685 shares of our common stock from 5 investors. The shares of common stock were sold at an aggregate price of $25,000. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

On July 29, 2009 the Company entered into a material agreement with Belmont Partners, LLC (“Belmont”) pursuant to which Belmont acquired 82,236,850 shares of the Company's common stock from certain shareholders of the Company. The transaction was approved by both a board resolution dated July 23, 2009 and a majority of the Company's shareholders in a shareholder resolution dated the same day. Following the transaction, Belmont controlled approximately 76.69% of the Company's then outstanding capital stock.

On October 15, 2009 (the “Closing Date”), Allan Sepe acquired the majority of the issued and outstanding common stock of the Company, from Belmont, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Allan Sepe, Belmont and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Allan Sepe acquired eighty two million two hundred thirty six thousand eight hundred fifty (82,236,850) shares of the Company’s issued and outstanding common stock representing approximately 76.68% of the Company’s then issued and outstanding shares of common stock, for a total purchase price of two hundred thirty five thousand dollars ($235,000).

In December 2009, the Company entered into a consulting agreement with Corporate Evolutions, Inc. (“Corporate Evolutions”), pursuant to which Corporate Evolutions agreed to perform investor relations services for the Company for a period of six months terminating on June 18, 2010, which agreement has terminated.  In consideration for agreeing to perform the services, we agreed to pay Corporate Evolutions $21,000 (or $3,500 per month), and issue Corporate Evolutions 50,000 restricted shares of our common stock.

In January 2010, the Company entered into a Consulting Agreement with EBC and Taylor, Inc., whose President is Lawrence Taylor (“Taylor”), pursuant to which Taylor agreed to perform certain consulting services for the Company and EBC, including making six (6) personal appearances at functions of EBC and/or the Company.  The Consulting Agreement has a one year term, and is automatically renewed for additional one year terms in the event the agreement is not terminated by either party at least 30 days prior to the expiration of the term.  We agreed to issue Taylor 1,000,000 restricted shares of common stock and EBC agreed to issue Taylor 250,000 shares of its common stock in consideration for agreeing to the terms of the Consulting Agreement, as well as certain other consideration as described in greater detail in the agreement.

In April through July 2010, we entered into Securities Purchase Agreements with eleven “accredited investors” and sold such investors an aggregate of 26,323,216 shares of our restricted common stock in consideration for $2,090,000 in funding (or between $0.065 and $0.08 per share), which funds we have largely spent in connection with the Pre-Payment and Advances as described above in connection with the Distribution Agreement.  Included in the purchasers were two individuals who are the children of Ronny Halperin, a shareholder of Title (as defined above) and a greater than 5% shareholder of the Company as a result of the Exchange (defined above), and who each purchased an aggregate of 5,625,000 and 4,875,000 shares of our common stock, respectively, in consideration for $450,000 and $390,000 or $0.08 per share, respectively. Additionally included in the purchasers was a nephew of our Chief Executive Officer, Allan Sepe, who purchased 6,562,500 shares for $525,000 of total consideration or $0.08 per share and Mr. Sepe’s brother-in-law, who purchased 1,875,000 shares of common stock for total consideration of $150,000 or $0.08 per share.  A total of 2,000,000 of the shares sold have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this Report, additionally, an aggregate of 750,000 of shares sold, which sales the Company rescinded (which rescission has been updated in this paragraph), have been included in the number of issued and outstanding shares disclosed throughout this Report, provided however that the Company is in the process of cancelling such shares. The Securities Purchase Agreements also provided the investors piggy-back registration rights in connection with the shares sold.

In July 2010, we issued 1,000,000 shares of our restricted common stock to a consultant, who is also Mr. Sepe’s brother-in-law, in consideration for various managerial and advisory services rendered to the Company.

On or around August 13, 2010, we, Title and the shareholders of Title entered into the Exchange. Pursuant to the Exchange, the shareholders of Title, Allan Sepe, who is also the President of Title and our Chief Executive Officer and sole Director, who held 80,000,000 shares of common stock of Title prior to the Exchange; Robert Friedopfer, who held 10,000,000 shares of common stock of Title prior to the Exchange; and Ronny Halperin, who held 10,000,000 shares of common stock of Title prior to the Exchange (collectively the “Title Shareholders”) agreed to exchange all of their shares of Title on a one-for-one basis for shares of common stock of the Company; provided that in lieu of the shares of the Company’s common stock which would have otherwise been due to Mr. Sepe, Mr. Sepe agreed to accept 1,000 shares of the Company’s Series A Preferred Stock (as further described above).  The closing of the Exchange occurred upon the completion of the audit of Title, which we finalized on September 14, 2010. As a result of the Exchange, Title became our wholly-owned subsidiary.

In August 2010, the Board of Directors of the Company approved the designation of 1,000 shares of Series A Preferred Stock, which shares of preferred stock were subsequently issued to Allan Sepe, the Company’s Chief Executive Officer, Director and largest shareholder in connection with the Company’s entry into the Exchange (as described above), which Series A Preferred Stock is described in greater detail above.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Growth Strategy/Plan of Operations:

Moving forward, we plan to work to expand our distribution network throughout Florida and Georgia, with the intention of forming strategic relationships with retailers and brand owners.

Allied Brand Owners

The Company intends to provide start-up and independent beverage companies an effective route to market. The Company anticipates partnering with innovative, competitive allied brands and helping launch their products in the fragmented South Florida market. We plan to continue to cultivate a non-competing portfolio of brands, by choosing the best brand available to us in each category, based on the market and perceived consumer needs.

Retailers

The Company plans to continue to build relationships with independent store owners as well as store chains to effectively place and launch new beverage brands. Most new beverage categories--like energy drinks or energy shots--are launched through independent retail stores using Direct Store Distribution. Independent retailers rely on impulse purchase and immediate consumption to sell beverages. Direct distribution enables quicker adapting and responding to changing consumer needs.

The Company also intends to expand its distribution to include a network of a variety of retail formats including additional conventional supermarkets, drugstore chains, schools, delis, multicultural stores, independent convenience stores, and gas stations.

Nutritional Cooler

Throughout the remainder of fiscal 2010, we plan to work to place “nutritional coolers”  in chain and independent retailer locations throughout Florida. The coolers are planned to provide placement for new and emerging "healthy Products", the manufacturers of which are looking to secure valuable placement on the crowded shelves of today's retailers.  We plan to service the coolers ourselves and stock them with all natural beverages like Title Sports Drink; and a selection of ready-to-go fresh produce, salads, sandwiches and other on-the-go nutritional products.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2010, COMPARED TO THE YEAR ENDED MAY 31, 2009

For the year ended May 31, 2010, we had total sales of $133,015.  We had no sales for the year ended May 31, 2009, as we operated as a start-up mineral exploration company until approximately December 2009, when we determined it was in our best interest to change our business focus to that of a food and beverage distribution company.

We had total cost of sales of $132,260 for the year ended May 31, 2010, compared to no cost of sales for the year ended May 31, 2009 (as we had no sales during that period).

Wee had total gross profit of $755 for the year ended May 31, 2010, compared to no gross profit for the year ended May 31, 2009.

We had total operating expenses of $176,047 for the year ended May 31, 2010, compared to total operating expenses of $36,467 for the year ended May 31, 2009, an increase in total operating expenses of $139,580 from the prior period.    Operating expenses for the year ended May 31, 2010, were composed mainly of $60,000 of consulting expenses, $19,152 of investor relations expenses, $15,025 of legal costs, $13,619 of professional fees and $51,193 of accounting expenses.  Total expenses for the year ended May 31, 2009 included $36,467 of administrative and general expenses.

We had a total net loss of $175,292 for the year ended May 31, 2010, compared to a total net loss of $36,422 for the year ended May 31, 2009, an increase in net loss of $138,870 from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $261,106 as of May 31, 2010, which included total current assets of $261,106, representing $71,106 of accounts receivable and $190,000 of other current assets.

We had total liabilities of $159,428 as of May 31, 2010, which were solely current liabilities, consisting of accounts payable of $83,617, $40,000 of accrued liabilities, and $35,811 due to EBC, a related party.

We had total working capital of $101,678 and a total accumulated deficit of $230,474 as of May 31, 2010.

We had total net cash for operating activities of $312,781 for the year ended May 31, 2010, which included $175,292 of net loss, $190,000 increase in other current assets, and $71,106 in increase in accounts receivable, which was offset by $83,616 of increase in accounts payable and a $40,000 increase in accrued expenses.

We had net cash provided by financing activities of $304,963, which included $1,111,500 of issuance of common stock (including the sales described below), offset by $806,537 of advances to related parties, net, representing amounts advanced to EBC as described above.

In April through July 2010, the Company entered into Securities Purchase Agreements with eleven “accredited investors” and sold such investors an aggregate of 26,323,216 shares of our restricted common stock in consideration for $2,090,000 in funding (or between $0.065 and $0.08 per share), which funds we have largely spent in connection with the Pre-Payment and Advances as described above in connection with the Distribution Agreement.

In August 2010, the Company was advanced a total of $90,000 from three related parties ($30,000 each), which parties included Allan Sepe, the Company’s President, sole Director and largest shareholder, Robert Friedopfer, a greater than 5% shareholder of the Company, a significant employee of the Company and the Chief Executive Officer of EBC, and Ronny Halperin, a greater than 5% shareholder of the Company.  The loans bear interest at 8% per annum and are payable on December 31, 2010.

In September 2010, the Company was advanced $25,000 from a related party, who is the brother-in-law of Allan Sepe.  The loan bears interest at the rate of 8% per annum and is payable on December 31, 2010.

We do not have enough cash on hand to operate for the next 12 months; however, we will rely on financing and additional funds from third party investors and affiliates of the Company. The additional funding will likely come from debt and equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our activities. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business operations.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company uses estimates when accounting for depreciation, inventory obsolescence reserves, and allowance for bad debts.

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to operations in the current year.  An allowances for bad debts is made based on management’s estimates.

Inventory

Inventory consists principally of finished goods and is valued at the lower of cost or market, with cost determined on the average cost basis and market determined based on the net realizable value.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for maintenance and repairs are charged against operations in the current period. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Long-lived Assets

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use and sale of these assets. When any such impairment exists, the related assets will be written down to fair value. The Company did not recognize impairment during the current period.

Revenue and Cost Recognition

The Company recognizes revenues upon customers’ receipt of merchandise.  Costs are expensed when incurred.  The Company expenses freight costs as incurred during the current period.

Concentration of Credit Risk

The Company maintains cash balances at one bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. Balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and equivalents. At year end, the Company did not have any balances in excess of federally insured limits.

Stock-Based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company has adopted the provisions of FASB ASC 740-10-50,"Accounting for Uncertainty in Income Taxes," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertain income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. FASB ASC 740-10-50 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more‑likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FASB ASC 740-10-50 is effective for fiscal years beginning after December 15, 2008, or in fiscal 2009 for the Company. Adoption of the interpretation has had no financial impact on the Company as of year end.

Loss Per Share

In accordance with FASB ASC Topic 260 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUE GEM ENTERPRISE, INC.
CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 - F-3

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of May 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the years ended May 31, 2010 and 2009	F-5

Consolidated Statements of Stockholders’ Deficit for the years ended May 31, 2010 and 2009	F-6

Consolidated Statements of Cash Flows for the years ended May 31, 2010 and 2009	F-7

Notes to Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Blue Gem Enterprise, Inc.
Opa-locka, Florida

We have audited the accompanying balance sheet of Blue Gem Enterprise, Inc. as of May 31, 2010, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Gem Enterprise, Inc. as of May 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company incurred a net loss of $175,292 and has used, rather than provided, cash in its operations for the year ended May 31, 2010. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Friedman, Cohen, Taubman & Company, LLC
Certified Public Accountants

September 14, 2010
Plantation, Florida

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Blue Gem Enterprise
(An Exploration Stage Company)
Miami, FL

We have audited the accompanying balance sheet of Blue Gem Enterprise (the “Company”) as of May 31, 2009, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Gem Enterprise as of May 31, 2009, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
July 31, 2009

BLUE GEM ENTERPRISE, INC.
Balance Sheets

May 31,	2010	2009

ASSETS

CURRENT ASSETS
Cash and equivalents	$-	$7,818
Accounts receivable, net	71,106	-
Other current assets	190,000	-
TOTAL CURRENT ASSETS	261,106	7,818

TOTAL ASSETS	$261,106	$7,818

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$83,617	$-
Accrued liabilities	40,000	-
Due to affiliate	35,811	-
TOTAL CURRENT LIABILITIES	159,428	-

TOTAL LIABILITIES	159,428	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
200,000,000 shares of common stock authorized at $0.001 par value
121,911,871 and 6,520,000 shares issued and outstanding at
May 31, 2010 and 2009, respectively	7,412	6,520
Additional paid-in capital	1,167,088	56,480
Accumulated deficit	(230,474)	(55,182)
Contra equity, due from affiliate	(842,348)	-
TOTAL STOCKHOLDERS' EQUITY	101,678	7,818

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$261,106	$7,818
The accompanying notes are an integral part of these financial statements.

BLUE GEM ENTERPRISE, INC.
Statements of Operations

For The Years Ended May 31,	2010	2009

NET SALES	$133,015	$-

COSTS OF SALES	132,260	-

GROSS PROFIT	755	-

OPERATING EXPENSES
Accounting fees	51,193	-
Advertising	3,311	-
Computer expense	6,374	-
Consulting	60,000	-
Investor relations	19,152	-
Legal fees	15,025	-
Office expense	3,335	36,467
Payroll	4,038	-
Professional fees	13,619	-
TOTAL OPERATING EXPENSES	176,047	36,467

LOSS FROM OPERATIONS	(175,292)	(36,467)

INTEREST INCOME	-	45

NET LOSS	$(175,292)	$(36,422)

Basic earnings per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (post split)	111,168,112	107,236,852
The accompanying notes are an integral part of these financial statements.

BLUE GEM ENTERPRISE, INC.
Statements of Changes in Stockholders' Equity

For The Years Ended May 31,

	Shares of
	Common Stock		Additional		Total
	Issued and	Common	Paid-in	Accumulated	Stockholders'
$0.001 par value; 200,000,000 shares authorized	Outstanding	Stock	Capital	Deficit	Equity
BALANCE AT MAY 31, 2008	6,520,000	$6,520	$50,480	$(18,760)	$38,240

DONATED SERVICES		-	6,000	-	6,000

NET LOSS		-	-	(36,422)	(36,422)

BALANCE AT MAY 31, 2009	6,520,000	6,520	56,480	(55,182)	7,818

STOCK SPLIT	107,236,852	892	(892)		-

SALE OF COMMON STOCK	8,155,019	-	1,111,500	-	1,111,500

NET LOSS		-	-	(175,292)	(175,292)

BALANCE AT MAY 31, 2010	121,911,871	$7,412	$1,167,088	$(230,474)	$944,026
The accompanying notes are an integral part of these financial statements.

BLUE GEM ENTERPRISE, INC.
Statements of Cash Flows

For The Years Ended May 31,	2010	2009

Net loss	$(175,292)	$(36,422)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Donated services	-	6,000
Changes in assets and liabilities:
Increase in accounts receivable, net	(71,106)	-
Increase in other current assets	(190,000)	-
Increase in accounts payable	83,617	-
Increase in accrued liabilities	40,000	-
NET CASH USED FOR OPERATING ACTIVITIES	(312,781)	(30,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from related parties	(806,537)	-
Proceeds from sale of common stock	1,111,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	304,963	-

NET DECREASE IN CASH AND EQUIVALENTS	(7,818)	(30,422)

CASH AND EQUIVALENTS - BEGINNING OF THE YEAR	7,818	38,240

CASH AND EQUIVALENTS - END OF THE YEAR	$-	$7,818

Supplemental disclosure of non-cash operating activities:
Issuance of common stock in exchange for services	$61,500	$-
The accompanying notes are an integral part of these financial statements.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Blue Gem Enterprise, Inc. (the "Company") was incorporated in the State of Nevada on November 28, 2006, and re-domiciled in April, 2010 to a Florida corporation (changing its then name from Blue Gem Enterprise to Blue Gem Enterprise, Inc., to be consistent with Florida law).  The Company originally operated as a mineral exploration company.  Pursuant to a stock purchase agreement dated October 15, 2009, a change of control of the Company occurred, and the Company changed its operations and became a full service Direct Store Beverage Distribution company.  The Company plans to manage and distribute select allied brands on an exclusive basis pursuant to exclusive agreements with manufacturers of non-alcoholic beverages.

The Company was previously in the development stage and became an operating company during the year ended May 31, 2010 since the Company began earning revenues in May, 2010.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations have been reflected herein.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company uses estimates when accounting for depreciation, inventory obsolescence reserves, and allowance for bad debts.

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to operations in the current year.  An allowances for bad debts is made based on management’s estimates.

Inventory

Inventory consists principally of finished goods and is valued at the lower of cost or market, with cost determined on the average cost basis and market determined based on the net realizable value.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for maintenance and repairs are charged against operations in the current period. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use and sale of these assets. When any such impairment exists, the related assets will be written down to fair value. The Company did not recognize impairment during the current period.

Revenue and Cost Recognition

The Company recognizes revenues upon customers’ receipt of merchandise.  Costs are expensed when incurred.  The Company expenses freight costs as incurred during the current period.

Concentration of Credit Risk

The Company maintains cash balances at one bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. Balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and equivalents. At year end, the Company did not have any balances in excess of federally insured limits.

Stock-Based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company has adopted the provisions of FASB ASC 740-10-50,"Accounting for Uncertainty in Income Taxes," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertain income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. FASB ASC 740-10-50 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more‑likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FASB ASC 740-10-50 is effective for fiscal years beginning after December 15, 2008, or in fiscal 2009 for the Company. Adoption of the interpretation has had no financial impact on the Company as of year end.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

In accordance with FASB ASC Topic 260 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

NOTE 2.         ACCOUNTS RECEIVABLE

Account receivable at May 31, 2010 consisted of the following:

Accounts receivable	$71,106
Less allowance for bad debts	-

$71,106

The Company did not have accounts receivable at May 31, 2009.

NOTE 3.         OTHER CURRENT ASSETS

At May 31, 2010, the Company prepaid for $190,000 of inventory of the 20 ounce size of the Title sports drink.  The Company did not maintain inventory or have prepaid inventory at May 31, 2009.

NOTE 4.         STOCKHOLDERS' EQUITY

Change in Control

On July 29, 2009 the Company entered into an agreement with Belmont Partners, LLC (“Belmont”) pursuant to which Belmont acquired 82,236,850 shares of the Company's common stock from certain stockholders of the Company.

Stock Split

In September 2009, the Directors of the Company approved a 16.44737 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock and an increase in its authorized shares of common stock to 200,000,000 shares of common stock, $0.001 par value per share by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law.  The Financial Industry Regulatory Authority (FINRA) declared its Forward Split effective with a record date of September 18, 2009, and a payable date of September 30, 2009.  Unless otherwise stated, the Forward Split has been retroactively reflected throughout this report.

Change in Control

On October 15, 2009 (the “Closing Date”), Allan Sepe acquired the majority of the issued and outstanding common stock of the Company from Belmont, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Allan Sepe, Belmont, and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Allan Sepe acquired 82,236,850 shares of the Company’s issued and outstanding common stock representing approximately 76.68% of the Company’s then issued and outstanding shares of common stock, for a total purchase price of $235,000.  Effective October 15, 2009, Allan Sepe was appointed as the Company's President, Chief Executive Officer, and Chairman of the Board.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 4.         STOCKHOLDERS' EQUITY (Continued)

Plan of Conversion

In April 2010, the Company entered into a Plan of Conversion to re-domicile from a Nevada corporation to a Florida corporation (the “Conversion”).  Pursuant to and in connection with the Conversion, the Company changed its name to Blue Gem Enterprise, Inc. in order to comply with Florida law.  The Company also adopted new Bylaws and authorized the Board of Directors to issue up to 10,000,000 shares of its $0.001 par value preferred stock, with such designations, rights and privileges as the Board determines in their sole determination from time to time.  The Company did not effect any other material changes to its corporate governance documents other than as described above in connection with the Conversion, which was effective with the Secretary of State of Florida on June 9, 2010, and the Nevada Secretary of State on June 17, 2010.

Sale of Common Stock

In April through July 2010, the Company entered into Securities Purchase Agreements with eleven “accredited investors” and sold such investors an aggregate of 26,323,216 shares of its restricted common stock in consideration for $2,090,000 (between $0.065 and $0.08 per share), which funds have largely been spent in connection with the Pre-Payment and Advances as described below in connection with the Distribution Agreement (see Note 6).

Common Stock Rights

Holders of shares of common stock are entitled to one vote per share on each mater submitted to a vote of shareholders.  In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any.  Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors.  Holders of common stock have no preemptive or other rights to subscribe or shares.  Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore.  The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Equity Compensation Plans

The Company does not have any equity compensation plans in place, whether approved by the shareholders or not.

Earnings per Share

As of year-end, the Company had no stock or stock equivalents that were anti-dilutive and excluded in the loss per share computation.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 5.	INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

	2010	2009
Net loss before income taxes	$175,292	$36,422
Maximum statutory tax rate	x 34%	x 34%
Estimated recovery of income taxes	59,600	12,400
Valuation allowance	(59,600)	(12,400)
	$-	$-

At May 31, 2010, the Company had net operating loss cary-forwards of approximately $230,000 which are available to reduce taxable income in future taxation years and expire at various times through 2030.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada.  Both taxing authorities prescribed penalties for failing to file certain tax returns and supplemental disclosures.  Upon filing there could be penalties and interest assessed.  Such penalties vary by jurisdiction and by assessing practices and authorities.  As the Company has incurred losses since inception there would be no material known or anticipated exposure to penalties for income tax liability.  However, certain jurisdictions may assess penalties failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions.  Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits and tax based incentives.  Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

NOTE 6.	RELATED PARTY TRANSACTIONS

The Company is related to several entities by virtue of common ownership and control.  These entities buy and sell inventory with each other, borrower funds and repay advances with each other, sublease office space from each other, and share overhead.

Title Beverage Distribution, Inc.

Prior to the closing of the Exchange, the Company was related by common ownership to Title Beverage Distribution, Inc. (“Title”), which became a wholly-owned subsidiary of the Company as a result of the Exchange.  Allan Sepe, an 80% stockholder of Title prior to the Exchange, acquired 76.68% of the outstanding shares of Blue Gem Enterprise, Inc. on October 15, 2009.  Mr. Sepe serves as President and Chief Executive Officer of both the Company and Title.  The Company had advanced $842,347 to Title, which has been reflected on the balance sheets as a reduction to stockholders' equity as of May 31, 2010.  No repayment terms for the advance had been scheduled.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 6.	RELATED PARTY TRANSACTIONS (Continued)

The Electric Beverage Company, Inc.

The majority stockholder of The Electric Beverage Company, Inc. (“EBC”) is Kevin Sepe.  He is the brother of Allan Sepe, the majority stockholder of the Company. The Company has advanced funds to EBC for the purchase of inventory.  At May 31, 2010 the balance of these advances was $190,000.

Share Exchange Agreement

On December 8, 2009, the Company entered into a letter of intent with Title to enter into a merger agreement between the parties.  However, the parties subsequently mutually agreed to instead affect a share exchange.  On August 13, 2010, the Company, Title, and the stockholders of Title entered into a Share Exchange Agreement (the “Exchange”).  Pursuant to the Exchange, the majority stockholders of Title agreed to exchange all of their shares of Title on a one-for-one basis for shares of common stock of the Company; provided that in lieu of the shares of the Company’s common stock which would have otherwise been due to Mr. Sepe, Mr. Sepe agreed to accept 1,000 shares of the Company’s Series A Preferred Stock.  The closing of the Exchange occurred upon the completion of the audit of Title, which the Company finalized on September 14, 2010. As a result of the Exchange, Title became a wholly-owned subsidiary of the Company.

Distribution Agreement

Title and EBC previously entered into an exclusive distribution agreement for the distribution of Title sports drink. The agreement, which appointed Title as the sole distributor of the Title sports drink was for a term of three years with an automatic three year renewal, unless either party provided notification of their intention to cancel. The agreement called for increasing annual minimum purchase obligations and could be terminated by EBC in the event that these minimum purchases are not met.  For the year ended May 31, 2010, Title did not comply with its minimum purchase obligations. In August, 2010, EBC agreed to amend and restate the original agreement to include the Company as a party and to waive the first year limits in exchange for $100,000 in advances from Blue Gem and Title to EBC.  In addition, the Company also made an aggregate of $1,015,000 of pre-payments of product from May through July 2010, on behalf of Title and in anticipation of the Exchange and $700,000 in advances to Title, which advances were subsequently advanced to EBC, which advances to Title were forgiven by the Company in connection with and pursuant to the Exchange. The amended and restated agreement extends the exclusive distribution agreement to a six and a half year term, while reducing the annual minimum purchase obligations in each of the remaining years.  The amended and restated agreement also provides for the right of first refusal on any new products developed by EBC during the duration of the amended agreement. In the event Title’s purchases of the Title sports drink do not, in any given year, equal or exceed the minimum purchase requirements to maintain exclusivity, Title may, within ten business days following the expiration of such year, (a) remit to EBC in immediately available funds an amount equal to the difference between the Title's purchases for the year and the minimum purchase requirement, as documented in writing and provided to Title prior to the due date of such payments, or (b) at Title's option, credit the amount of the exclusivity extension fee against any remaining balance due in connection with the pre-payment.

During the year ended May 31, 2010, EBC advanced $35,811 for various legal and investor relations expenses on behalf of the Company. The advance is non-interest bearing and payable upon demand.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 6.	RELATED PARTY TRANSACTIONS (Continued)

A summary of balances at May 31, 2010 is as follows:

Due from Title	$842,348
Due from EBC for prepaid inventory	$190,000
Due to EBC for advances	$35,811

There were no related party balances at May 31, 2009.

A summary of transactions with these related parties for the years ended May 31, 2010 is as follows:

Purchases from EBC	$190,000
Sublease income from Title	$5,767
Advances to Title	$1,126,632
Repayments from Title	$284,284
Borrowings from EBC	$35,811

During the year ended May 31, 2009, the Company received donated services of $6,000.  No shares of common stock were issued and no stock-based compensation was recorded in connection with these donated services.

NOTE 7.	CONCENTRATIONS

One customer accounted for approximately 63% of accounts receivable at May 31, 2010 and 34% of net sales for the year ended May 31, 2010.  The Company purchased 100% of its dairy products from one vendor during the year ended May 31, 2010.  The Company did not have any sales or purchases during the year ended May 31, 2009, as it was in the development stage.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

In December 2009, the Company entered into a consulting agreement with Corporate Evolutions, Inc. (“Corporate Evolutions”), pursuant to which Corporate Evolutions agreed to perform investor relations services for the Company for a period of six months and terminated on June 18, 2010.  In consideration for agreeing to perform the services, the Company agreed to pay Corporate Evolutions $21,000 (or $3,500 per month), and to issue Corporate Evolutions 50,000 shares of its common stock.

In January 2010, the Company entered into a Consulting Agreement with EBC and Taylor, Inc., whose President is Lawrence Taylor (“Taylor”), pursuant to which Taylor agreed to perform certain consulting services for the Company and EBC, including making six (6) personal appearances at functions of EBC and/or the Company.  The Consulting Agreement has a one year term, and is automatically renewed for additional one year terms in the event the agreement is not terminated by either party at least 30 days prior to the expiration of the term.  The Company agreed to issue Taylor 1,000,000 restricted shares of common stock and EBC agreed to issue Taylor 250,000 shares of its common stock.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 8.	COMMITMENTS AND CONTINGENCIES (Continued)

In May 2010, the Company began distributing milk in the South Florida area through an understanding with American Fruit & Produce Corp. (“AFP”).  Additionally, in July 2010, the Company began distributing produce (including watermelon and other fruit) through a verbal agreement with AFP.   The Company currently distributes produce, milk, other dairy products, and fruit through verbal agreements with AFP.  In connection with the understandings, the Company purchases the products directly from AFP and distributes them to certain stores throughout Florida.

On January 14, 2010, the Company, as lessor, entered into a sublease agreement with Title, in connection with the lease of an office and warehouse facility in Apopka, Florida.  The terms of the lease are month-to-month and may be terminated with a minimum 30-day notification.  The lease has a monthly rental payment of $1,200 plus sales tax.

The Company leases warehouse space in Medley, Florida. The lease is month-to-month and began August 31, 2009 with base monthly rent of $3,458 plus common area charges, applicable sales tax, and prorated real estate taxes. The lessee is BGE, and subsequent to the signing of the lease BGE subleased the facility to the Company for $3,458 per month plus common area charges, applicable sales tax, and prorated real estate taxes.

Rent expense, net of sublease rental income, for the years ended May 31, 2010 and 2009, was $0 and $0, respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year and in the aggregate for years ending subsequent to May 31, 2010 are as follows:

2011	$21,000
2012	15,750

$36,750

NOTE 9.         STOCK-BASED COMPENSATION

During the year ended May 31, 2010, the Company granted stock awards, at par value, to one employee (1 million common shares) and two consultants (1 million common shares and 50,000 common shares) for services rendered. Accordingly, stock-based compensation has been recorded amounting to $61,500 ($.03 per share).

During the year ended May 31, 2009, the Company received donated services of $6,000.  No shares of common stock were issued and no stock-based compensation was recorded in connection with these donated services.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 10.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through September 14, 2010, the date the financial statements were issued.

In July 2010, The Company entered into an Investment Banking Agreement with Ladenburg Thalmann & Co. (“Ladenburg”).  Pursuant to the agreement, Ladenburg agreed to serve as its exclusive financial advisor in connection with among other things, a financing transaction, merger, consolidation or combination.  The agreement has a term of 18 months, provided that after 12 months either Ladenburg or the Company may terminate the agreement with thirty days prior written notice.  In the event the agreement is not terminated by either party, the agreement automatically renews for additional one year periods.  In consideration for Ladenburg agreeing to the terms of the agreement, the Company agreed to issue it a non-refundable upfront fee of 5-year warrants to purchase 1,660,000 shares of its common stock at an exercise price of $0.14 per share, which warrants contain an anti-dilution provision, a cashless exercise right and piggyback registration rights.  The Company also agreed to pay Ladenburg a monthly fee of $10,000 for the first three months of the agreement and a fee of $15,000 and warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.14 per share for each additional month the agreement is in place beginning on the fourth month of the agreement.  The Company is currently in discussions with Ladenburg regarding the modification of the Investment Banking Agreement, and has ceased making payments and has not granted warrants to Ladenburg in anticipation of such modification.

In August, 2010, the Board of Directors approved an increase in the number of authorized shares of common stock of the Company to 500,000,000 shares of common stock, while keeping the par value, $0.001 par value per share of the Company’s common stock the same.  Additionally, the Board of Directors approved the designation of 1,000 shares of Series A Preferred Stock, which shares of preferred stock were designated in September 2010, and were subsequently issued to Allan Sepe, the Company’s Chief Executive Officer, Director and largest shareholder in connection with the Company’s entry into the Exchange.

On August 13, 2010, the Company, Title, and the stockholders of Title entered into the Exchange which closed on September 14, 2010.

In August 2010, the Company was advanced a total of $90,000 from three related parties ($30,000 each).  The loans bear interest at 8% per annum, are unsecured, and mature on December 31, 2010.

In August 2010, the Company entered into four leases for heavy duty cargo vans.  The leases are for a period of 24 months with a combined monthly payment of $2,592.  The leases will be treated as operating leases as they do not qualify as capital leases.

In August 2010, the Company began leasing office and warehouse space from AFP in Opa-Locka, Florida, under a verbal agreement, which is currently its principal business location.  The monthly rent for the leased space is $1,484 per month.

On September 9, 2010, the Company was advanced $25,000 from a related party, who is the brother-in-law of Allan Sepe.  The loan bears interest at the rate of 8% per annum, is unsecured, and matures on December 31, 2010.

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 11. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

For the year ended May 31, 2010:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

Net sales		$-		$-		$-		$133,015
Gross profit		$-		$-		$-		$755
Net loss	$	(6,759)	$	(3,459)	$	(71,468)	$	(93,606)
Net loss per share		$-		$-		$-	$	(0.01)

The net loss per share in the third quarter has been adjusted to reflect common stock issued for consulting services at $0.03 per share as compared to $0.23 per share as originally reported on the Company's financial statements.

For the year ended May 31, 2009:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

Net sales		$-		$-		$-		$-
Gross profit		$-		$-		$-		$-
Net loss	$	(5,201)	$	(22,724)	$	(7,463)	$	(1,034)
Net loss per share		$-		$-		$-		$-

NOTE 12. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $175,292 and has used, rather than provided, cash in its operations for the year ended May 31, 2010. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 20, 2010, the client auditor relationship between the Company and LBB & Associates Ltd., LLP ("LBB") was terminated as LBB resigned as the Company’s auditor.  On June 7, 2010, the Company appointed Friedman, Cohen, Taubman & Company, LLC (“FCTC”) as the Company’s principal independent accountant to fill the vacancy left by LBB’s departure.  The decision to engage FCTC was recommended, approved and ratified by the Company’s Board of Directors effective June 7, 2010.

LBB's report on the financial statements of the Company for the fiscal years ended May 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for a modification with regard to substantial doubt about the Company's ability to continue as a going concern.

During the Company’s fiscal years ended May 31, 2009 and 2008, and the subsequent period through the date of the resignation of LBB, April 20, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of LBB, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-K.

There were no reportable events as provided in Item 304(a)(1)(iv) of Regulation S-K during the Company's fiscal years ended May 31, 2009 and 2008, and any later interim period, including the interim period up to and including the date the relationship with LBB ceased.

The Company authorized LBB to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that LBB review the disclosure and LBB has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is incorporated by reference herein as an exhibit to this Report.

The Company has not previously consulted with FCTC regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(v) of Regulation S-K) during the Company's fiscal years ended May 31, 2009 and 2008, and any later interim period, including the interim period up to and including the date the relationship with LBB ceased. FCTC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). FCTC did not furnish a letter to the Commission.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 31, 2010.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, Allan Sepe. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2010, our disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of May 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at May 31, 2010:

(1)	lack of a functioning audit committee and lack of an independent board of directors capable of performing the audit function;

(2)	inadequate segregation of duties associated with accounting functions, due to limited number of personnel, which makes the reporting process susceptible to management override;

(3)	lack of maintenance of sub-ledgers which are reconciled to the general ledger on a regular basis, and lack of adequate accounting software to efficiently conduct and facilitate the audit process;

(4)	lack of segregation of funds between separate bank accounts for the Company and various related parties;

(5)	lack of documented policies and procedures; and

(6)	insufficient use of the third party specialists in the areas which involve a significant level of judgment and in complicated areas of accounting.

Management believes that the material weaknesses set forth above did not have a material affect on the Company's financial reporting in 2010. However, management believes that the lack of a functioning audit committee and lack of an independent board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as adequate funds are available to the Company (1) appoint one or more outside directors to our board of directors who shall be appointed to an audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources, which may include engaging a  Chief Financial Officer separate from our Chief Executive Officer; (3) hire independent third parties to provide expert advice; (4) invest in accounting software to help facilitate the audit process; and (5) begin maintaining separate sub-ledgers to be reconciled against the general ledger.  Additionally, beginning in August 2010, the Company began maintaining its funds and recording its operating transactions in a separate bank account segregated from the accounts of its various related parties in an effort to improve its financial organization and internal controls and procedures.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and those of Title, our significant employee and our Director as of the date of this filing.

Name	Age	Position

Allan Sepe	54	Chief Executive Officer, President, Chief Financial Officer and Chairman of the Company President of Title
Mayling Diaz-Clark	51	Secretary of the Company
Luz Rodriguez	43	Secretary of Title
Robert Friedopfer	54	Significant Employee of the Company

Mr. Allan Sepe:

On October 15, 2009, Mr. Sepe was appointed as the Company's President, Chief Executive Officer and Chairman of the Board. Mr. Sepe has served as President of Title since August 2009 and has served as an employee of EBC since August 2009. Mr. Sepe currently spends approximately 50% of his time on Company matters and 50% of his time on EBC matters.

In August 2000, Mr. Sepe joined Youth Enhancement Systems, Inc. now known as Dynamic Response Group, Inc., where he served as the Vice President of Purchasing and Logistics until August, 2009.  Mr. Sepe has an extensive background in hospitality, procurement and logistics. In September 1987, Mr. Sepe was hired as Purchasing Agent for Royal Viking Line owned by parent company Kloster Cruise LTD. Royal Viking Line, a 5 star cruise line, sailed 4 ships on worldwide itineraries. Mr. Sepe’s responsibilities were to purchase, contract and coordinate delivery of food and beverage items for the fleet in designated ports of call. In 1988, he was promoted to Senior Purchasing Agent.  In July 1989, Mr. Sepe was hired by Royal Caribbean Cruise Line as their beverage buyer where his responsibilities included contracting for all beverages, such as soft drinks (Coca-Cola products), juices, liquor, beer, wine and water.  Mr. Sepe was later promoted to Manager, Beverage Operations for the fleet overseeing 550 employees with a revenue base of over $50,000,000 annually. Subsequently, in 1991, Mr. Sepe was elevated to position of Director of Beverage Operations, reporting directly to the Vice President of Hotel Operations. In addition, in 1991 he was asked to manage all hotel shipboard management’s United States Public Health training and certification.  From October 1995 to 1997, he served as the President of JAL Marketing, which imported farm raised Chilean salmon to the United States. In 1997, he accepted the position as Director of Purchasing for Miccosukee Indian Gaming located at Krome Avenue and the Tamiami Trail. The Miccosukee Tribe of Indians are Native Americans who at the time owned and operated class two gaming to the public. His responsibilities were to procure, contract, and facilitate all items relating to the support of the gaming enterprise. In 1999, Mr. Sepe was promoted to Director of Purchasing for Miccosukee Indian Gaming and Resort, where he oversaw the completion of the Miccosukee development of their 302 room resort. Mr. Sepe reported directly to then Tribal Chief, Mr. Billy Cypress.  In March 2000, he was hired as Director of Purchasing for Doral Golf Resort and Spa (“Doral”) where he supervised the entire renovation of their hotel project including but not limited to hotel, spa, furnishings, equipment, food, beverage and golf support.  In July 2000, Mr. Sepe resigned from his position at Doral to work as Vice President of Purchasing and Logistics supporting the food, beverage and logistics for the Funny Bagel Food Company.

Our Director and any additional Directors we may appoint in the future are elected annually and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Mayling Diaz-Clark:

Ms. Diaz-Clark has served as the Secretary of the Company since approximately January 2010.  Since 1977, she has served as a real estate paralegal with various law firms.  Since August 2006, she has served as Director of Title Operations for RGM Title Services, LLC.  She graduated from Miami Dade College in 1977, and is a registered paralegal in the State of Florida.

Luz Rodriguez:

Ms. Rodriguez has served as the Secretary of Title since August 2009.  From June 2009 to present, she has served as an executive assistant with EBC.  From October 2002 to June 2009, she served as executive assistant with Dynamic Responses Group in Miami Florida.  From July 2000 to September 2002, she served as an executive assistant with Onyx Insurance Group in Miami, Florida.  She also previously served as an executive assistant with Office Connection in Miami, Florida, prior to July 2000.

Robert Friedopfer:

Mr. Friedopfer has served as an employee of Title since approximately October 2009.  Mr. Friedopfer has also served as an employee of EBC since approximately May 2010.  In 2009, Mr. Friedopfer was a finalist in the prestigious Knight Foundation's "News Challenge” for his collaboration on advanced mobile technology as it applies to marketing the next generation of advertising and news reporting.  Since approximately May 2004, Mr. Friedopfer has served as President of Bob Friedopfer & Associates, which provides consulting services.  After gaining experience and knowledge manufacturing and selling beverages throughout the US; Mr. Friedopfer was employed as Chief Executive Officer of American Beverage (ABD) a Florida soda, water and juice bottling company.  From approximately December 1999 to approximately May 2002, Mr. Friedopfer served as a Vice President with National Dairy Holdings.  In 1995 Mr. Friedopfer founded BF Associates—a global consulting firm based in South Florida that assists businesses in developing branding, sales, marketing and distribution strategies for their products, utilizing strategic relationships and proprietary Internet applications. BF Associates is still active today with numerous clients across various industries.

Mr. Friedopfer has lectured and trained sales and marketing professionals for companies throughout the United States. Based on his career achievements and affiliations throughout various environments in the business, education and community spaces, he was recently named Chairman of the Board for Entrepreneurial & Business Development within the College of Engineering and Telecommunications & the Information Technology Institute at Florida International University (FIU).

Involvement in Certain Legal Proceedings

Our Director and executive officer has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences’);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Board Meetings and Annual Meeting

During the fiscal year ended May 31, 2010, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2010.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended May 31, 2010 by the unanimous written consent of its Board of Directors.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by only one person, Mr. Sepe, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, Mr. Sepe, at the address appearing on the first page of this Report.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

The Florida Business Corporations Act and our Articles of Incorporation, allow us to indemnify our officers and Directors from certain liabilities and our Bylaws state that we shall indemnify every (i) present or former Director, advisory Director or officer of us, (ii) any person who while serving in any of the capacities referred to in clause (i) served at our request as a Director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) the Board of Directors or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii) (each an “Indemnitee”).

Our Bylaws, as amended, provide that we shall indemnify an Indemnitee against all judgments, penalties (including excise and similar taxes), fines, amounts paid in settlement and reasonable expenses actually incurred by the Indemnitee in connection with any proceeding in which he was, is or is threatened to be named as a defendant or respondent, or in which he was or is a witness without being named a defendant or respondent, by reason, in whole or in part, of his serving or having served, or having been nominated or designated to serve, if it is determined that the Indemnitee (a) conducted himself in good faith, (b) reasonably believed, in the case of conduct in his Official Capacity, that his conduct was in our best interests and, in all other cases, that his conduct was at least not opposed to our best interests, and (c) in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful; provided, however, that in the event that an Indemnitee is found liable to us or is found liable on the basis that personal benefit was improperly received by the Indemnitee, the indemnification (i) is limited to reasonable expenses actually incurred by the Indemnitee in connection with the Proceeding and (ii) shall not be made in respect of any Proceeding in which the Indemnitee shall have been found liable for willful or intentional misconduct in the performance of his duty to us.

Except as provided above, the Bylaws provide that no indemnification shall be made in respect to any proceeding in which such Indemnitee has been (a) found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the Indemnitee's official capacity, or (b) found liable to us.  The termination of any proceeding by judgment, order, settlement or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the Indemnitee did not meet the requirements set forth in clauses (a) or (b) above.  An Indemnitee shall be deemed to have been found liable in respect of any claim, issue or matter only after the Indemnitee shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.  Reasonable expenses shall, include, without limitation, all court costs and all fees and disbursements of attorneys’ fees for the Indemnitee.  The indemnification provided shall be applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven.

Neither our Bylaws nor our Articles of Incorporation include any specific indemnification provisions for our officer or Directors against liability under the Securities Act of 1933, as amended. Additionally, insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Company Compensation Table(a)

Name and Principal Position	Fiscal Year Ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation		Total ($)*

Allan Sepe (1)	2010	$33,000	$-	$-	$-		$-	$33,000
President, CEO, CFO, Director

Joseph Meuse (1)(2)	2010	$-	$-	$-	$-		$-	$-
Former President, Secretary and Director

Dave Beatty (2)	2009	$-	$-	$-	$-	$		$-
Former CEO and Director	2008	$-	$-	$-	$-	$		$-

Susan Loyd (2)	2009	$-	$-	$-	$-	$		$-
Former CFO and Director	2008	$-	$-	$-	$-	$		$-

*
Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.  During the periods indicated, the Company had no Directors who did not also serve as executive officers of the Company, whose total compensation as provided above, included compensation for services as Directors of the Company (if any).  There have been no changes in the Company’s compensation policies since May 31, 2010, the end of the Company’s last fiscal year.

(a) Mr. Allan Sepe was the Principal Executive Officer and Principal Financial Officer of Title during the periods presented and Chief Executive Officer, Chief Financial Officer and Director of the Company.  No other officer of Title or the Company received compensation from Title or the Company of more than $100,000 during the period from August 31, 2009 (inception of Title) through May 31, 2010, in regards to Title, or for the period from May 31, 2009 to May 31, 2010 in regards to the Company, respectively.  Mr. Sepe was not paid any consideration from the Company, for his services to the Company during the periods presented, and the consideration provided for above was paid to Mr. Sepe directly from Title.  Mr. Sepe was also paid consideration and reimbursement for certain business and health insurance expenses from EBC through August 2010 (which such payment of salary to Mr. Sepe by EBC ceased), which Mr. Sepe also served as an employee of during the periods presented, and continues to provide services to.

(1)  Joseph Meuse resigned as a member of the Company's Board of Directors effective as of October 15, 2009.  Joseph Meuse also resigned as the Company's President and Secretary effective October 15, 2009. Effective October 15, 2009, Allan Sepe was appointed as the Company's President, Chief Executive Officer and Chairman of the Board.  Mr. Sepe currently draws a monthly salary of $6,000 from Title, no salary from the Company (other than what is paid through Title) and EBC paid Mr. Sepe $4,000 per month until August 2010, which payments have since ceased, which payments by EBC are not included in the table above.

(2) On or around November 28, 2006, Dave Beatty was appointed as the Company’s President, Chief Executive Officer and Director.  On or around November 28, 2006, Susan Loyd was appointed as our Chief Financial Officer and Director. On July 23, 2009, Joseph Meuse was appointed to the Board of Directors as well as President and Secretary of the Company.   On the same date, Mr. Beatty and Ms. Loyd resigned from all positions held in the Company.

Stock Option Grants

We have not granted any stock options to our executive officers or Directors since our incorporation.

Employment and Consulting Agreements

We do not have an employment or consulting agreement with our Chief Executive Officer, President and Director, Allan Sepe.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination.   Our Board of Directors also reserves the right to issue our executives shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance.  This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.  Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 8, 2010, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group, and includes 20,000,000 shares issuable in connection with the Exchange. As of September 8, 2010, and including shares issuable in connection with the Exchange and 2,000,000 shares which were sold in May 2010, but which have not been physically issued to date and 750,000 shares which the Company is in the process of cancelling, there were 156,360,587 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Common Stock

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class

Allan Sepe President, CEO, CFO and Director 12805 N. W. 42 Ave. Opa-locka, Florida, 33054	71,875,006	46.0%
Mayling Diaz-Clark Secretary of the Company 12805 N. W. 42 Ave. Opa-locka, Florida, 33054	-	-
Luz Rodriguez Secretary of Title 12805 N. W. 42 Ave. Opa-locka, Florida, 33054	1,500,000	1.0%
Ronny Halperin 17961 Biscayne Blvd. Suite B-1 Aventura, Florida 33160	10,300,000	6.4%
Robert Friedopfer Significant Employee of the Company 12805 N. W. 42 Ave. Opa-locka, Florida, 33054	10,000,000	6.4%
All Officers and Directors of the Company and Title as a Group (3 Persons)	73,375,006	46.9%

Series A Preferred Stock

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class

Allan Sepe President, CEO, CFO and Director 12805 N. W. 42 Ave. Opa-locka, Florida, 33054	1,000(1)	100%
All Officers and Directors as a Group (1 Person)	1,000	100%

(1)  The Series A Preferred Stock is not entitled to any dividends, liquidation preference, conversion rights, or redemption rights.  The Series A Preferred Stock does however have the right, voting as a separate class, at any annual or special meeting of shareholders to elect one director of the Company in the event the Company has three (3) or fewer Directors, or in the event the Company has five (5) or more Directors, such number of Directors as equal to the total number of Directors of the Company multiplied by 0.333 and rounded up to the nearest whole number.  Additionally, the Series A Preferred Stock has the right to approve any Change of Control (as defined above under “Series A Preferred Stock”).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or around November 28, 2006, Dave Beatty was appointed as the Company’s President, Chief Executive Officer and Director.

On or around November 28, 2006, Susan Loyd was appointed as our Chief Financial Officer and Director.

On or around November 2006, Mr. Beatty and Ms. Loyd subscribed for an aggregate of 90,460,536 shares of our common stock (45,230,268 shares each) in consideration for an aggregate of $5,000 each.

On July 23, 2009, Joseph Meuse was appointed to the Board of Directors as well as President and Secretary of the Company.   On the same date, Mr. Beatty and Ms. Loyd resigned from all positions held in the Company.

On August 31, 2009, Title entered into a sublease agreement, to sublease 10,000 square feet of warehouse space in Medley, Florida from EBC (as defined above). Terms of the sublease are for two years, effective August 1, 2009 and concluding on August 31, 2011 with base monthly rent of $3,458.33 plus common area charges, applicable sales tax and prorated real estate taxes.

From October 2009 to May 2010, in connection with the Stock Purchase Agreement, various shares of the Company’s common stock were transferred to related party shareholders of the Company pursuant to private transactions, including approximately 60,800 shares which were transferred to Allan Sepe’s adult son, approximately 650,002 shares which were transferred to Kevin Sepe, the brother of Allan Sepe, and the beneficial owner of EBC, approximately 2,800,002 shares which were transferred to Ronny Halperin, a shareholder of Title and a greater than 5% shareholder of the Company as a result of the Exchange, approximately 1,500,000 shares which were transferred to our Secretary, Luz Rodriguez, approximately 1,750,000 shares which were transferred to the brother-in-law of Allan Sepe, and approximately 1,750,000 shares which were transferred to the adult son of Ronny Halperin.

On October 15, 2009 (the “Closing Date”), Allan Sepe acquired the majority of the issued and outstanding common stock of the Company, from Belmont, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Allan Sepe, Belmont and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Allan Sepe acquired eighty two million two hundred thirty six thousand eight hundred fifty (82,236,850) shares of the Company’s issued and outstanding common stock representing approximately 76.68% of the Company’s then issued and outstanding shares of common stock, for a total purchase price of two hundred thirty five thousand dollars ($235,000).

Joseph Meuse resigned as a member of the Company's Board of Directors effective as of October 15, 2009.  Joseph Meuse also resigned as the Company's President and Secretary effective October 15, 2009.

Effective October 15, 2009, Allan Sepe was appointed as the Company's President, Chief Executive Officer and Chairman of the Board.

Effective October 15, 2009, Anthony Dervali was appointed as the Company's Corporate Secretary.

Effective January 30, 2010, Anthony Dervali resigned as Secretary of the Company and Mayling Diaz Clark was appointed as Secretary of the Company to fill the vacancy left by Mr. Dervali’s resignation.

In April through July 2010, we entered into Securities Purchase Agreements with eleven “accredited investors” and sold such investors an aggregate of 26,323,216 shares of our restricted common stock in consideration for $2,090,000 in funding (or between $0.065 and $0.08 per share), which funds we have largely spent in connection with the Pre-Payment and Advances as described above in connection with the Distribution Agreement.  Included in the purchasers were two individuals who are the children of Ronny Halperin, a shareholder of Title (as defined above) and a greater than 5% shareholder of the Company as a result of the Exchange (defined above), and who each purchased an aggregate of 5,625,000 and 4,875,000 shares of our common stock, respectively, in consideration for $450,000 and $390,000 or $0.08 per share, respectively. Additionally included the purchasers was a nephew of our Chief Executive Officer, Allan Sepe, who purchased 6,562,500 shares for $525,000 of total consideration or $0.08 per share and Mr. Sepe’s brother-in-law, who purchased 1,875,000 shares of common stock for total consideration of $150,000 or $0.08 per share. A total of 2,000,000 of the shares sold have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this Report, additionally, an aggregate of 750,000 of shares sold, which sales the Company rescinded (which rescission has been updated in this paragraph), have been included in the number of issued and outstanding shares disclosed throughout this Report, provided however that the Company is in the process of cancelling such shares. The Securities Purchase Agreements also provided the investors piggy-back registration rights in connection with the shares sold.

Effective August 31, 2009, EBC and Title entered into an Exclusive Distribution Agreement, which was subsequently amended and restated on August 27, 2010, to be effective as of August 31, 2009 (the “Distribution Agreement”), which amendment added the Company as a party to such agreement.  Pursuant to the Distribution Agreement, EBC agreed to manufacture products (including Title Sports Drink and certain other products which the parties may add to such agreement by amendment from time to time, the “Products”) and that Title would be the exclusive distributor of such products in the United States.

As well as providing for Title’s exclusive distribution rights, the Distribution Agreement, documents an aggregate of $1,015,000 of pre-payments of product made from May through July 2010, by the Company on behalf of Title and in anticipation of the Exchange, both in an effort to secure and protect its future rights under the Distribution Agreement and the relationship between Title and EBC (the “Protective Reasons”).  The Distribution Agreement also documented approximately $700,000 in advances by the Company to Title, which advances were subsequently advanced to EBC, and an additional $100,000 in advances from the Company and Title to EBC, which advances to Title were forgiven by the Company in connection with and pursuant to the Exchange (the “Advances”).  In consideration for $100,000 of the Advances, EBC agreed to amend the Distribution Agreement to reduce certain minimum required volumes required by the Distribution Agreement, to extend the term of the agreement and to revise certain other provisions of the Distribution Agreement, which have been reflected in the description of the Distribution Agreement as provided herein.  We were also provided a security interest in the distribution rights and certain cases of Product held by Title in order to secure the Advances, which security interest expired in connection with the closing of the Exchange.  The Distribution Agreement is described in greater detail above.

The amount of the Pre-Payment will be decreased in proportion to Title’s cost of future products produced by EBC and distributed to Title from time to time.  The Pre-Payment was made, in part, in anticipation of certain orders procured by EBC for EBC’s products placed from chain stores (the “Direct Orders”). EBC agreed to assign the revenues it receives from the Direct Orders to the Company and the Company agreed to credit those revenues against the Pre-Payment, which understanding is evidenced by the parties entry into a Collateral Assignment of Revenues Agreement.

EBC provided us a security interest in the cases of products to be produced in connection with the Direct Orders in order to secure the amount of the Pre-Payment.

Additionally, from time to time we have loaned Title funds to support its ongoing operations including the loan of substantially all of the funds we raised in connection with the subscription agreements described above.  The amounts loaned to Title were forgiven in connection with the Exchange.

Title Sports Drink is owned and produced by The Electric Beverage Company, Inc. (“EBC”). The beneficial owner of EBC is Kevin Sepe, the brother of the Company’s Chief Executive Officer and largest shareholder, Allan Sepe, who is also an employee of EBC and the Chief Executive Officer of Title.  Additionally, the Chief Executive Officer of EBC is Robert Friedopfer, a significant employee of the Company and greater than 5% shareholder of the Company.

EBC has advanced us funds from time to time, which funds totaled $35,811 as of May 31, 2010, and are payable on demand, unsecured, and non-interest bearing.

On or around August 13, 2010, we, Title and the shareholders of Title entered into the Exchange. Pursuant to the Exchange, the shareholders of Title, Allan Sepe, who is also the President of Title and our Chief Executive Officer and sole Director, who held 80,000,000 shares of common stock of Title prior to the Exchange; Robert Friedopfer, who held 10,000,000 shares of common stock of Title prior to the Exchange; and Ronny Halperin, who held 10,000,000 shares of common stock of Title prior to the Exchange (collectively the “Title Shareholders”) agreed to exchange all of their shares of Title on a one-for-one basis for shares of common stock of the Company; provided that in lieu of the shares of the Company’s common stock which would have otherwise been due to Mr. Sepe, Mr. Sepe agreed to accept 1,000 shares of the Company’s Series A Preferred Stock (as further described below).  The closing of the Exchange occurred upon the completion of the audit of Title, which we finalized on September 14, 2010. As a result of the Exchange, Title became our wholly-owned subsidiary.

On or around August 31, 2010, the Board of Directors of the Company approved the designation of 1,000 shares of the Company’s Series A Preferred Stock, which designation was filed with the Secretary of State of Florida on September 2, 2010 (the “Series A Preferred Stock”).  The Series A Preferred Stock is not entitled to any dividends, liquidation preference, conversion rights, or redemption rights.  The Series A Preferred Stock does however have the right, voting as a separate class, at any annual or special meeting of shareholders to elect one director of the Company in the event the Company has three (3) or fewer Directors, or in the event the Company has five (5) or more directors, such number of Directors as equal to the total number of Directors of the Company multiplied by 0.333 and rounded up to the nearest whole number.  Additionally, the Series A Preferred Stock has the right to approve any Change of Control (as defined above under “Series A Preferred Stock”).

In connection with the Exchange, all 1,000 of the designated shares of Series A Preferred Stock were issued to Allan Sepe, the Company’s largest shareholder, Chief Executive Officer and sole Director.  Due to Mr. Sepe’s ownership of the Series A Preferred Stock, and the voting rights of such Series A Preferred Stock, he will appoint any and all Directors of the Company until such time as the Company’s Board of Directors has more than one (1) member, if ever.

In August 2010, the Company was advanced a total of $90,000 from three related parties ($30,000 each), which parties included Allan Sepe, the Company’s President, sole Director and largest shareholder, Robert Friedopfer, a greater than 5% shareholder of the Company, a significant employee of the Company and the Chief Executive Officer of EBC, and Ronny Halperin, a greater than 5% shareholder of the Company.  The loans bear interest at 8% per annum and are payable on December 31, 2010.

In September 2010, the Company was advanced $25,000 from a related party, who is the brother-in-law of Allan Sepe.  The loan bears interest at the rate of 8% per annum and is payable on December 31, 2010.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Director and significant stockholders.  However, all of the transactions described above were approved and ratified by our sole Director, Allan Sepe.  In connection with the approval of the transactions described above, Mr. Sepe took into account various factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our sole Director, Allan Sepe will continue to approve any related party transaction based on the criteria set forth above.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, consisting solely of Mr. Sepe, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.  Additionally, we do not currently have a formal nominating or compensation committee, and such functions are currently handled by our sole Director, Mr. Sepe.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended May 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were approximately $45,000 and $11,000, respectively.

Audit Related Fees

The aggregate fees billed for each of the fiscal years ended May 31, 2010 and 2009 for audit fees in conjunction with its SEC filings and other services totaled approximately $0 and $7,265, respectively.

Tax Fees

The Company did not engage or pay its principal independent accountants for professional services related to the Company's taxes in either of the years ended May 31, 2010 or 2009.

All Other Fees

None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description of Exhibit

2.1(3)	Plan of Conversion
3.1(3)	Florida – Certificate of Domestication and Articles of Incorporation
3.2(3)	Florida – Certificate of Amendment to Articles of Incorporation
3.3(3)	Nevada – Articles of Conversion
3.4(3)	Designation of Series A Preferred Stock
3.5(3)	Bylaws
10.1(3)	Share Exchange Agreement Between Title Beverage Distribution, Inc., the shareholders of Title and the Company
10.2(3)	Amended and Restated Distribution Agreement
10.3(3)	Abbot Distribution Agreement
10.4(3)	Promissory Note ($30,000) – Allan Sepe
10.5(3)	Promissory Note ($30,000) – Robert Friedopfer
10.6(3)	Promissory Note ($30,000) – Ronny Halperin
10.7(3)	Promissory Note ($25,000) – Howard Ettelman
10.8(3)	Collateral Assignment of Revenues Agreement
16.1(2)	Letter from LBB & Associates Ltd., LLP
21.1*	Subsidiaries
31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(3)	Audited Financial Statements of Title Beverage Distribution, Inc.
99.2(3)	Pro Forma Financial Information

* Filed herewith.

(1) Filed as an exhibit to the Company’s Form 8-K/A filing, filed with the Commission on October 23, 2009, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 27, 2010, and incorporated herein by reference.

(3) To be filed as exhibits to the Company’s Form 8-K disclosing the Exchange and other Form 10 Type information as required by Form 8-K and Rule 144, which the Company anticipates filing subsequent to the date of this filing, and which information and exhibits, when filed will be incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE GEM ENTERPRISE

/s/ Allan Sepe
By: Allan Sepe
Title: Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer)

Date: September 14, 2010