Form 10-K/A
period 2010-05-31
Blue Gem Enterprise
filed 2010-09-22
CIK 1444377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K to update and correct certain errors in its Annual Report on Form 10-K as filed with the Commission on September 14, 2010, including certain errors in the Registrant’s net cash for operating activities and financing activities as reported in the prior Form 10-K filing, the table of contents page to the financial statements, to update the Registrant’s financial information (including the statement of stockholder’s equity and the basic earnings per share as reported in the statement of operations) and financial footnotes as filed in the original Form 10-K filing, and to include various other minor changes in disclosures from the prior Form 10-K filing.

BLUE GEM ENTERPRISE, INC.
FORM 10-K/A
YEAR ENDED MAY 31, 2010
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	43

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K/A (this "Form 10-K"), including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Periodic Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should,” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

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

On August 31, 2009, Title entered into a sublease agreement, to sublease 10,000 square feet of warehouse space in Medley, Florida from EBC (as defined above). The sublease is on a month-to-month basis, with base monthly rent of $3,458.33 plus common area charges, applicable sales tax and prorated real estate taxes.

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

We had total gross profit of $755 for the year ended May 31, 2010, compared to no gross profit for the year ended May 31, 2009.

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

We had total net cash for operating activities of $251,281 for the year ended May 31, 2010, which included $175,292 of net loss, $190,000 increase in other current assets, and $71,106 in increase in accounts receivable, which was offset by $83,617 of increase in accounts payable, a $40,000 increase in accrued expenses, and stock issued for services of $61,500.

We had net cash provided by financing activities of $243,463, which included $1,050,000 of issuance of common stock (including certain of the sales described below), offset by $806,537 of advances to related parties, net, representing amounts advanced to EBC as described above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUE GEM ENTERPRISE, INC.
FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 - F-3

FINANCIAL STATEMENTS

Balance Sheets as of May 31, 2010 and 2009	F-4

Statements of Operations for the years ended May 31, 2010 and 2009	F-5

Statements of Changes in Stockholders’ Equity for the years ended May 31, 2010 and 2009	F-6

Statements of Cash Flows for the years ended May 31, 2010 and 2009	F-7

Notes to Financial Statements	F-8

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

/s/ Friedman, Cohen, Taubman & Company, LLC
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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
200,000,000 shares of common stock authorized at $0.001 par value
121,911,871 and 6,520,000 shares issued and outstanding at
May 31, 2010 and 2009, respectively	121,912	6,520
Additional paid-in capital	1,052,588	56,480
Accumulated deficit	(230,474)	(55,182)
Contra equity, due from affiliate	(842,348)	-
TOTAL STOCKHOLDERS' EQUITY	101,678	7,818

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$261,106	$7,818
The accompanying notes are an integral part of these financial statements.

BLUE GEM ENTERPRISE, INC.
Statements of Operations

For The Years Ended May 31,	2010	2009

NET SALES	$133,015	$-

COSTS OF SALES	132,260	-

GROSS PROFIT	755	-

OPERATING EXPENSES
Accounting fees	51,193	-
Advertising	3,311	-
Computer expense	6,374	-
Consulting	60,000	-
Investor relations	19,152	-
Legal fees	15,025	-
Office expense	3,335	36,467
Payroll	4,038	-
Professional fees	13,619	-
TOTAL OPERATING EXPENSES	176,047	36,467

LOSS FROM OPERATIONS	(175,292)	(36,467)

INTEREST INCOME	-	45

NET LOSS	$(175,292)	$(36,422)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (post split)	111,168,112	107,236,852
The accompanying notes are an integral part of these financial statements.

BLUE GEM ENTERPRISE, INC.
Statements of Changes in Stockholders' Equity

For The Years Ended May 31,

	Shares of
	Common Stock Issued and	Common	Additional Paid-in	Accumulated	Contra Equity Due From	Total Stockholders'
$0.001 par value; 200,000,000 shares authorized	Outstanding	Stock	Capital	Deficit	Affiliate	Equity
BALANCE AT MAY 31, 2008	6,520,000	$6,520	$50,480	$(18,760)		$38,240

DONATED SERVICES		-	6,000	-		6,000

NET LOSS		-	-	(36,422)		(36,422)

BALANCE AT MAY 31, 2009	6,520,000	6,520	56,480	(55,182)		7,818

STOCK SPLIT AND REVALUATION OF PAR VALUE	100,716,863	100,717	(100,717)			-

SALE OF COMMON STOCK	12,625,008	12,625	1,037,375	-		1,050,000

ISSUANCE OF COMMON STOCK FOR SERVICES	2,050,000	2,050	59,450			61,500

DUE FROM AFFILIATE					(842,348)	(842,348)

NET LOSS		-	-	(175,292)		(175,292)

BALANCE AT MAY 31, 2010	121,911,871	$121,912	$1,052,588	$(230,474)	$(842,348)	$101,678
The accompanying notes are an integral part of these financial statements.

BLUE GEM ENTERPRISE, INC.
Statements of Cash Flows

For The Years Ended May 31,	2010	2009

Net loss	$(175,292)	$(36,422)

Adjustments to reconcile net loss to net cash
used for operating activities:
Donated services	-	6,000
Issuance of common stock in exchange for services	61,500	-
Changes in assets and liabilities:
Increase in accounts receivable, net	(71,106)	-
Increase in other current assets	(190,000)	-
Increase in accounts payable	83,617	-
Increase in accrued liabilities	40,000	-
NET CASH USED FOR OPERATING ACTIVITIES	(251,281)	(30,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from related parties	(806,537)	-
Proceeds from sale of common stock	1,050,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	243,463	-

NET DECREASE IN CASH AND EQUIVALENTS	(7,818)	(30,422)

CASH AND EQUIVALENTS - BEGINNING OF THE YEAR	7,818	38,240

CASH AND EQUIVALENTS - END OF THE YEAR	$-	$7,818

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

Title Beverage Distribution, Inc.

Prior to the closing of the Exchange, the Company was related by common ownership to Title Beverage Distribution, Inc. (“Title”), which became a wholly-owned subsidiary of the Company as a result of the Exchange.  Allan Sepe, an 80% stockholder of Title prior to the Exchange, acquired 76.68% of the outstanding shares of Blue Gem Enterprise, Inc. on October 15, 2009.  Mr. Sepe serves as President and Chief Executive Officer of both the Company and Title.  The Company had advanced $842,348 to Title, which has been reflected on the balance sheets as a reduction to stockholders' equity as of May 31, 2010.  No repayment terms for the advance had been scheduled.

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

Distribution Agreement

Title and EBC previously entered into an exclusive distribution agreement for the distribution of Title sports drink. The agreement, which appointed Title as the sole distributor of the Title sports drink was for a term of three years with an automatic three year renewal, unless either party provided notification of their intention to cancel. The agreement called for increasing annual minimum purchase obligations and could be terminated by EBC in the event that these minimum purchases are not met.  For the year ended May 31, 2010, Title did not comply with its minimum purchase obligations. In response to this violation, in August, 2010, EBC agreed to amend the original agreement and waive the first year limits in exchange for $100,000 in advances from Blue Gem and Title to EBC.  In addition, the Company also made an aggregate of $1,015,000 of pre-payments of product from May through July 2010, on behalf of Title and in anticipation of the Exchange and $700,000 in advances to Title, which advances were subsequently advanced to EBC, which advances to Title were forgiven by the Company in connection with and pursuant to the Exchange. The amended and restated agreement extends the exclusive distribution agreement to a six and a half year term, while reducing the annual minimum purchase obligations in each of the remaining years.  The amended and restated agreement also provides for the right of first refusal on any new products developed by EBC during the duration of the amended agreement. In the event Title’s purchases of the Title sports drink do not, in any given year, equal or exceed the minimum purchase requirements to maintain exclusivity, Title may, within ten business days following the expiration of such year, (a) remit to EBC in immediately available funds an amount equal to the difference between the Title's purchases for the year and the minimum purchase requirement, as documented in writing and provided to Title prior to the due date of such payments, or (b) at Title's option, credit the amount of the exclusivity extension fee against any remaining balance due in connection with the pre-payment.

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

BLUE GEM ENTERPRISE, INC.
Notes to Financial Statements

NOTE 11. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

For the year ended May 31, 2010:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

Net sales		$-		$-		$-		$133,015
Gross profit		$-		$-		$-		$755
Net loss	$	(6,759)	$	(3,459)	$	(71,468)	$	(93,606)
Net loss per share		$-		$-		$-	$	(0.00)

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

On August 31, 2009, Title entered into a sublease agreement, to sublease 10,000 square feet of warehouse space in Medley, Florida from EBC (as defined above). The sublease is on a month-to-month basis, with base monthly rent of $3,458.33 plus common area charges, applicable sales tax and prorated real estate taxes.

From October 2009 to May 2010, in connection with the Stock Purchase Agreement, various shares of the Company’s common stock were transferred to related party shareholders of the Company pursuant to private transactions, including approximately 60,800 shares which were transferred to Allan Sepe’s adult son, approximately 650,002 shares which were transferred to Kevin Sepe, the brother of Allan Sepe, and the beneficial owner of EBC, approximately 2,800,002 shares which were transferred to Ronny Halperin, a shareholder of Title and a greater than 5% shareholder of the Company as a result of the Exchange, approximately 1,500,000 shares which were transferred to Title's Secretary, Luz Rodriguez, approximately 1,750,000 shares which were transferred to the brother-in-law of Allan Sepe, and approximately 1,750,000 shares which were transferred to the adult son of Ronny Halperin.

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

Date: September 21, 2010