Form 10-Q
period 2010-08-31
Blue Gem Enterprise, Inc.
filed 2010-10-19
CIK 1444377

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-153441

BLUE GEM ENTERPRISE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	2080	20-8043372
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

12805 N. W. 42 Ave.
Opa-locka, Florida, 33054
 (Address of principal executive offices)

Telephone: (305) 688-8334
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
Yes ☐ No ☒

As of October 14, 2010, the issuer had 156,960,587 shares of common stock, $0.001 par value per share outstanding, which includes 20,000,000 shares which the Registrant has agreed to issue in connection with the Exchange, described and defined below, 2,000,000 shares sold in May 2010 and 600,000 shares sold in September 2010, which have not been physically issued to date.

ITEM 1. FINANCIAL STATEMENTS

BLUE GEM ENTERPRISE, INC.
Condensed Balance Sheets

	August 31, 2010	May 31, 2010

ASSETS

CURRENT ASSETS
Cash and equivalents	$8,988	$-
Accounts receivable, net	53,794	71,106
Inventory	155,621	-
Other current assets	895,881	190,000
TOTAL CURRENT ASSETS	1,114,284	261,106

PROPERTY AND EQUIPMENT, NET	3,141	-

OTHER ASSETS	5,000	-

TOTAL ASSETS	$1,122,425	$261,106

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$228,838	$83,617
Accrued liabilities	78,913	40,000
Notes payable to related parties	90,000	-
Due to affiliate	28,120	35,811
TOTAL CURRENT LIABILITIES	425,871	159,428

TOTAL LIABILITIES	425,871	159,428

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
500,000,000 shares of common stock authorized at $0.001 par value
135,610,087 and 121,911,871 shares issued and outstanding at
August 31, 2010 and May 31, 2010, respectively	135,610	121,912
Additional paid-in capital	2,080,850	1,052,588
Accumulated deficit	(542,033)	(230,474)
Contra equity, due from affiliate	(977,873)	(842,348)
TOTAL STOCKHOLDERS' EQUITY	696,554	101,678

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,122,425	$261,106
The accompanying notes are an integral part of these condensed financial statements.

BLUE GEM ENTERPRISE, INC.
Condensed Statements of Operations

For The Three-Months Ended August 31,	2010	2009

NET SALES	$718,932	$-

COSTS OF SALES	700,879	-

GROSS PROFIT	18,053	-

OPERATING EXPENSES
Accounting fees	28,721	-
Bad debt	180,788	-
Computer expense	3,388	-
Consulting	3,500	-
Investor relations	17,000	-
Office expense	12,229	6,759
Payroll	8,076	-
Professional fees	53,895	-
Rent	22,015	-
TOTAL OPERATING EXPENSES	329,612	6,759

NET LOSS	$(311,559)	$(6,759)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (post split)	129,000,000	107,236,852
The accompanying notes are an integral part of these condensed financial statements.

BLUE GEM ENTERPRISE, INC.
Condensed Statements of Changes in Stockholders' Equity

	Shares of
	Common Stock		Additional		Contra Equity,	Total
	Issued and	Common	Paid-in	Accumulated	Due From	Stockholders'
$0.001 par value; 500,000,000 shares authorized	Outstanding	Stock	Capital	Deficit	Affiliate	Equity
BALANCE AT MAY 31, 2009	6,520,000	$6,520	$56,480	$(55,182)	$	$7,818

STOCK SPLIT AND REVALUATION OF PAR VALUE	100,716,863	100,717	(100,717)			-

SALE OF COMMON STOCK	12,625,008	12,625	1,037,375	-		1,050,000

ISSUANCE OF COMMON STOCK FOR SERVICES	2,050,000	2,050	59,450			61,500

LOAN TO AFFILIATE					(842,348)	(842,348)

NET LOSS		-	-	(175,292)		(175,292)

BALANCE AT MAY 31, 2010	121,911,871	121,912	1,052,588	(230,474)	(842,348)	101,678

SALE OF COMMON STOCK	14,448,216	14,448	1,087,512	-		1,101,960

RESCISSION OF COMMON STOCK	(750,000)	(750)	(59,250)			(60,000)

LOAN TO AFFILIATE					(135,525)	(135,525)

NET LOSS		-	-	(311,559)		(311,559)

BALANCE AT AUGUST 31, 2010	135,610,087	$135,610	$2,080,850	$(542,033)	$(977,873)	$696,554
The accompanying notes are an integral part of these condensed financial statements.

BLUE GEM ENTERPRISE, INC.
Condensed Statements of Cash Flows

For The Three-Months Ended August 31,	2010	2009

Net loss	$(311,559)	$(6,759)

Adjustments to reconcile net loss to net cash
used for operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable	17,312	-
Increase in inventory	(155,621)	-
Increase in other current assets	(705,881)	-
Increase in other assets	(5,000)	-
Increase in accounts payable	145,221	-
Increase in accrued liabilities	38,913	-
NET CASH USED FOR OPERATING ACTIVITIES	(976,615)	(6,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,141)	-
NET CASH USED FOR INVESTING ACTIVITIES	(3,141)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances to related parties	(143,216)	-
Issuance of notes payable to related parties	90,000	-
Proceeds from sale of common stock	1,101,960	-
Rescission of common stock	(60,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	988,744	-

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	8,988	(6,759)

CASH AND EQUIVALENTS - BEGINNING OF THE PERIOD	-	7,818

CASH AND EQUIVALENTS - END OF THE PERIOD	$8,988	$1,059
The accompanying notes are an integral part of these condensed financial statements.

BLUE GEM ENTERPRISE, INC.
Notes to Condensed Financial Statements

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

The Company was previously in the development stage and became an operating company during the year ended May 31, 2010, since the Company began earning revenues in May, 2010.

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

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to operations in the current period.  An allowance for bad debts is made based on management’s estimates.

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
Notes to Condensed Financial Statements

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

Concentration of Credit Risk
The Company maintains cash balances at one bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. Balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and equivalents. At August 31, 2010 and May 31, 2010, the Company did not have any balances in excess of federally insured limits.

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

Income Taxes
The Company has adopted the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertain income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. ASC 740-10-50 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. ASC 740-10-50 is effective for fiscal years beginning after December 15, 2008, or in fiscal 2009 for the Company. Adoption of the interpretation has had no financial impact on the Company for the three-month period ended August 31, 2010 or the year ended May 31, 2010.

BLUE GEM ENTERPRISE, INC.
Notes to Condensed Financial Statements

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share
In accordance with ASC 260 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

NOTE 2.         ACCOUNTS RECEIVABLE

Account receivable consisted of the following:

	August 31, 2010	May 31, 2010

Accounts receivable	$53,794	$71,106
Less allowance for bad debts	-	-

	$53,794	$71,106

NOTE 3.         OTHER CURRENT ASSETS

At August 31, 2010 and May 31, 2010, the Company had prepaid $895,881 and $190,000, respectively for inventory of the 20 ounce and 32 ounce sizes of Title sports drink for which product had not yet been received.

NOTE 4.         PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2010 consisted of the following:

Furniture and equipment	$3,141
Less accumulated depreciation	-

$3,141

There was no property and equipment at May 31, 2010.

NOTE 5.         NOTES PAYABLE

In August 2010, the Company was advanced a total of $90,000 from three related parties ($30,000 each), who are greater than 5% stockholders of the Company.  The loans bear interest at 8% per annum, are unsecured, and mature on December 31, 2010.

BLUE GEM ENTERPRISE, INC.
Notes to Condensed Financial Statements

NOTE 6.         STOCKHOLDERS' EQUITY

Change in Control
On July 29, 2009 the Company entered into an agreement with Belmont Partners, LLC (“Belmont”) pursuant to which Belmont acquired 82,236,850 shares of the Company's common stock from certain stockholders of the Company.

Stock Split
In September 2009, the Directors of the Company approved a 16.44737 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock and an increase in its authorized shares of common stock to 200,000,000 shares of common stock, $0.001 par value per share by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law. The Financial Industry Regulatory Authority FINRA declared its Forward Split effective with a record date of September 18, 2009, and a payable date of September 30, 2009.  Unless otherwise stated, the Forward Split has been retroactively reflected throughout this report.

Change in Control
On October 15, 2009 (the “Closing Date”), Allan Sepe acquired a majority of the issued and outstanding common stock of the Company from Belmont, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Allan Sepe, Belmont, and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Allan Sepe acquired 82,236,850 shares of the Company’s issued and outstanding common stock representing approximately 76.68% of the Company’s then issued and outstanding shares of common stock, for a total purchase price of $235,000.  Effective October 15, 2009, Allan Sepe was appointed as the Company's President, Chief Executive Officer, and Chairman of the Board.

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

Sale of Common Stock
During the three-month period ended August 31, 2010, the Company entered into Securities Purchase Agreements with nine “accredited investors” and sold such investors an aggregate of 14,448,216 shares of its restricted common stock in consideration for $1,101,960 (between $0.065 and $0.08 per share), which funds have largely been spent in connection with the prepayment of inventory as is further described in Note 8, related party transactions.

BLUE GEM ENTERPRISE, INC.
Notes to Condensed Financial Statements

NOTE 6.         STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock Rights
Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders.  In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any.  Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect directors.  Holders of common stock have no preemptive or other rights to subscribe for shares.  Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore.  The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Increase in Authorized Shares
In August, 2010, Allan Sepe, the majority shareholder of the Company and the Board of Directors approved an increase in the number of its authorized shares of common stock of the Company to 500,000,000, while keeping the par value at $0.001 per share.

Equity Compensation Plans
The Company does not have any equity compensation plans in place, whether approved by the shareholders or not.

Loss Per Share
For the three-month periods ended August 31, 2010 and 2009, the Company had no stock or stock equivalents that were anti-dilutive and excluded in the loss per share computation.

NOTE 7.	INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

	2010	2009
Net loss before income taxes	$311,559	$6,759
Maximum statutory tax rate	x 34%	x 34%
Estimated recovery of income taxes	105,900	2,300
Valuation allowance	(105,900)	(2,300)

	$-	$-

At August 31, 2010, the Company had net operating loss carry-forwards of approximately $540,000 which are available to reduce taxable income in future taxation years and expire at various times through 2030.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

BLUE GEM ENTERPRISE, INC.
Notes to Condensed Financial Statements

NOTE 7.	INCOME TAXES (CONTINUED)

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

NOTE 8.	RELATED PARTY TRANSACTIONS

The Company is related to several entities by virtue of common ownership and control.  These entities buy and sell inventory with each other, borrow funds and repay advances with each other, sublease office space from each other, and share overhead.

Title Beverage Distribution, Inc.
Prior to the closing of the Exchange (defined below), the Company was related by common ownership to Title Beverage Distribution, Inc. (“Title”), which became a wholly-owned subsidiary of the Company as a result of the Exchange.  Allan Sepe, an 80% stockholder of Title prior to the Exchange, acquired 76.68% of the outstanding shares of Blue Gem Enterprise, Inc. on October 15, 2009.  Mr. Sepe serves as President and Chief Executive Officer of both the Company and Title.  The Company had advanced $977,873 and $842,348 to Title as of August 31, 2010 and May 31, 2010, respectively, which has been reflected on the condensed balance sheets as a reduction to stockholders' equity.  No repayment terms for the advance had been scheduled.

The Electric Beverage Company, Inc.
The majority stockholder of The Electric Beverage Company, Inc. (“EBC”) is Kevin Sepe.  He is the brother of Allan Sepe, the majority stockholder of the Company. The Company has advanced funds to EBC for the prepayment of inventory.  The balance of these prepayments was $895,791 and $190,000 at August 31, 2010 and May 31, 2010, respectively.

Share Exchange Agreement
On December 8, 2009, the Company entered into a letter of intent with Title to enter into a merger agreement between the parties.  However, the parties subsequently mutually agreed to instead affect a share exchange.  On August 13, 2010, the Company, Title, and the stockholders of Title entered into a Share Exchange Agreement (the “Exchange”).  Pursuant to the Exchange, the majority stockholders of Title agreed to exchange all of their shares of Title on a one-for-one basis for shares of common stock of the Company; provided that in lieu of the shares of the Company’s common stock which would have otherwise been due to Mr. Sepe, Mr. Sepe agreed to accept 1,000 shares of the Company’s Series A Preferred Stock (described in greater detail in Note 11).  The closing of the Exchange occurred upon the completion of the audit of Title, which the Company finalized on September 14, 2010. As a result of the Exchange, Title became a wholly-owned subsidiary of the Company.

BLUE GEM ENTERPRISE, INC.
Notes to Condensed Financial Statements

NOTE 8.	RELATED PARTY TRANSACTIONS (CONTINUED)

Distribution Agreement
Title and EBC previously entered into an exclusive distribution agreement for the distribution of Title Sports Drink. The agreement, which appointed Title as the sole distributor of Title Sports Drink was for a term of three years with an automatic three year renewal, unless either party provided notification of their intention to cancel. The agreement called for increasing annual minimum purchase obligations and could be terminated by EBC in the event that these minimum purchases are not met.  For the year ended May 31, 2010, Title did not comply with its minimum purchase obligations. In response to this violation, in August, 2010, EBC agreed to amend the original agreement and waive the first year limits in exchange for consideration of $100,000. In addition, the Company also made an aggregate of $1,015,000 of pre-payments of product from May through July 2010, on behalf of Title and in anticipation of the Exchange and $700,000 in advances to Title, which advances were subsequently advanced to EBC, which advances to Title will be forgiven by the Company in connection with and pursuant to the Exchange. The amended and restated agreement (the "Amended Distribution Agreement") extends the exclusive distribution agreement to a six and a half-year term, while reducing the annual minimum purchase obligations in each of the remaining years. The amended and restated agreement also provides for the right of first refusal on any new products developed by EBC during the duration of the amended agreement. In the event Title’s purchases of the Title Sports Drink do not, in any given year, equal or exceed the minimum purchase requirements to maintain exclusivity, Title may, within ten business days following the expiration of such year, (a) remit to EBC in immediately available funds an amount equal to the difference between Title's purchases for the year and the minimum purchase requirement,  as documented in writing and provided to Title prior to the due date of such payments, or (b) at Title's option, credit the amount of the exclusivity extension fee against any remaining balance due in connection with the pre-payment.

During the year ended May 31, 2010, EBC advanced $35,811 for various legal and investor relations expenses on behalf of the Company. The advance is non-interest bearing and payable upon demand.  For the three-month period ended August 31, 2010, the Company repaid EBC $32,691 for amounts due as of May 31, 2010 and further advanced EBC additional funds of $25,000.

A summary of balances with related parties as of August 31, 2010 and May 31, 2010 is as follows:

	August 31, 2010	May 31, 2010
Due from Title	$977,873	$842,348
Due from EBC for prepaid inventory	$895,791	$190,000
Due to EBC for advances	$28,120	$35,811

A summary of transactions with these related parties for the three-month period ended August 31, 2010 is as follows:
Purchases from EBC	$705,791
Sublease income from Title	$3,816
Advances to Title	$1,877,887
Repayments from Title	$1,742,362
Borrowings from EBC	$25,000
Repayments to EBC	$32,691

There were no related party transactions for the three-month period ended August 31, 2009.

BLUE GEM ENTERPRISE, INC.
Notes to Condensed Financial Statements

NOTE 9.	CONCENTRATIONS

One customer accounted for approximately 57% and 63% of accounts receivable at     August 31, 2010 and May 31, 2010, respectively. Additionally, two customers accounted for approximately 68% of the net sales for the three-month period ended August 31, 2010.  Sales of dairy products accounted for approximately 93% of the Company’s net sales for the   three-month period ended August 31, 2010. The Company purchased 100% of its dairy products from one vendor during the three-month period ended August 31, 2010.  The Company did not have any sales or purchases during the three-month period ended     August 31, 2009, as it was in the development stage.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

On January 14, 2010, the Company, as lessor, entered into a sublease agreement with Title, in connection with the lease of an office and warehouse facility in Apopka, Florida.  The terms of the lease are month-to-month and may be terminated with a minimum 30-day notification.  The lease has a monthly rental payment of $1,200 plus sales tax.  Rent expense, net of sublease rental income, for the three-month periods ended August 31, 2010 and 2009, was $0 and $0, respectively.

In July 2010, The Company entered into an Investment Banking Agreement with Ladenburg Thalmann & Co. (“Ladenburg”). Pursuant to the agreement, Ladenburg agreed to serve as its exclusive financial advisor in connection with among other things, a financing transaction, merger, consolidation or combination. The agreement has a term of 18 months, provided that after 12 months either Ladenburg or the Company may terminate the agreement with thirty days prior written notice. In the event the agreement is not terminated by either party, the agreement automatically renews for additional one year periods. In consideration for Ladenburg agreeing to the terms of the agreement, the Company agreed to grant it a non-refundable upfront fee of 5-year warrants to purchase 1,660,000 shares of its common stock at an exercise price of $0.14 per share, which warrants contain an anti-dilution provision, a cashless exercise right and piggyback registration rights. The Company also agreed to pay Ladenburg a monthly fee of $10,000 for the first three months of the agreement and a fee of $15,000 and warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.14 per share for each additional month the agreement is in place beginning on the fourth month of the agreement. The Company is currently in discussions with Ladenburg regarding the modification of the Investment Banking Agreement, and ceased making payments in August 2010 and has not granted warrants to Ladenburg in anticipation of such modification.  No amounts have been accrued as of August 31, 2010 as it is expected that the contract will be terminated and no additional amounts will be due.

BLUE GEM ENTERPRISE, INC.
Notes to Condensed Financial Statements

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

In May 2010, the Company entered into a lease with an unrelated third-party for refrigerated warehouse space in West Palm Beach, Florida. The lease is for a period of seven months with monthly rent for the leased space of $4,000 per month.

In July 2010, the Company began leasing office space from AFP in Opa-Locka, Florida, under a verbal agreement, which is currently its principal business location.  The terms of the lease are month-to-month with monthly rent for the leased space of $1,484 per month.

In August 2010, the Company entered into four leases for heavy duty cargo vans. The leases are for a period of 24 months with a combined monthly payment of $2,592. The leases are treated as operating leases as they do not qualify as capital leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year and in the aggregate for years ending subsequent to August 31, 2010 are as follows:
2011	$31,104
2012	28,512

$59,61

NOTE 11.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 15, 2010, the date the financial statements were issued.

In September 2010, the Company began leasing warehouse space from AFP in Opa-Locka, Florida, under a verbal agreement.  The terms of the lease are month-to-month with monthly rent for the leased space of $1,365 per month.

On September 9, 2010, the Company was advanced $25,000 from a related party, who is the brother-in-law of Allan Sepe. The loan bears interest at the rate of 8% per annum, is unsecured, and matures on December 31, 2010.

On September 14, 2010, the Company, Title, and the stockholders of Title closed the Exchange.

In September 2010, 1,000 shares of Series A Preferred Stock were designated, and were subsequently issued to Allan Sepe, the Company’s Chief Executive Officer, Director and largest shareholder in connection with the Company’s entry into the Exchange. The Series A Preferred Stock is not entitled to any dividends, liquidation preference, conversion rights, or redemption rights. The Series A Preferred Stock does however have the right, voting as a separate class, at any annual or special meeting of shareholders to elect one director of the Company in the event the Company has three (3) or fewer Directors, or in the event the Company has five (5) or more Directors, such number of Directors as equal to the total number of Directors of the Company multiplied by 0.333 and rounded up to the nearest whole number. Additionally, the Series A Preferred Stock has the right to approve any Change of Control (as defined in such Series A Preferred Stock designation).

On September 22, 2010, the Company entered into a Securities Purchase Agreement with one "accredited investor" and sold such investor an aggregate of 600,000 shares of its restricted common stock in consideration for $30,000 ($0.05 per share).

BLUE GEM ENTERPRISE, INC.
Notes to Condensed Financial Statements

NOTE 11.   SUBSEQUENT EVENTS (CONTINUED)

On September 28, 2010, October 1, 2010 and October 8, 2010, the Company was advanced $5,000, $8,000 and $20,000, respectively, from a related party, who is a more than 5% stockholder of the Company. The loans bear interest at 8% per annum and are payable on December 31, 2010.

NOTE 12.     GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $311,559 and has used, rather than provided, cash in its operations for the three-months ended August 31, 2010. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking funding from outside investors. In the event no investors are secured, the Company will request that management provide the Company with temporary funding as they have done in the past. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Report on Form 10-Q, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should,” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially from those contained in any forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q.  Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-Q to “we”, the “Company,” “us” or “Blue Gem”, refer to Blue Gem Enterprise, Inc. and its wholly-owned subsidiary, Title Beverage Distribution, Inc. (“Title”).  References in this Form 10-Q, unless another date is stated are to August 31, 2010.

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

On October 15, 2009 (the “Closing Date”), Allan Sepe acquired the majority of the issued and outstanding common stock of the Company, from Belmont, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Allan Sepe, Belmont and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Allan Sepe acquired eighty two million two hundred thirty-six thousand eight hundred fifty (82,236,850) shares of the Company’s issued and outstanding common stock representing approximately 76.68% of the Company’s then issued and outstanding shares of common stock, for a total purchase price of two hundred thirty-five thousand dollars ($235,000).

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

In August 2010, the Board of Directors of the Company approved the designation of 1,000 shares of Series A Preferred Stock, which shares of preferred stock were designated in September 2010, and were subsequently issued to Allan Sepe, the Company’s Chief Executive Officer, Director and largest shareholder in connection with the Company’s entry into the Exchange (as described above).

The Series A Preferred Stock is not entitled to any dividends, liquidation preference, conversion rights, or redemption rights.  The Series A Preferred Stock does however have the right, voting as a separate class, at any annual or special meeting of shareholders to elect one director of the Company in the event the Company has three (3) or fewer Directors, or in the event the Company has five (5) or more directors, such number of Directors as equal to the total number of Directors of the Company multiplied by 0.333 and rounded up to the nearest whole number.  For example, if the Company has five Directors, the Series A Preferred Stock, voting separately as a class has the right to appoint two Directors (5 x 0.333 = 1.655, rounded up to the nearest whole number is 2).  Additionally, the Series A Preferred Stock has the right to approve any “Change of Control,” defined as (i) the adoption of a plan of merger or consolidation of the Company with any other individual, entity, or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation; (ii) the approval by the Board of Directors of the Company of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all of the assets of the Company, or the Company taking action to affect such sale or transfer; or (iii) in the absence of a prior expression of approval by a majority of outstanding shares of the Series A Preferred Stock, the acquisition of more than 25% of the Company's voting capital stock by any person within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company).

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

Business Operations of Title

Title, our wholly-owned subsidiary as a result of the Exchange, is a full service Direct Store Food and Beverage Distribution company that competes in all areas of the non-alcohol beverage industry including; ice teas, juices, nutritional shakes, energy shots, sports drinks, selective food products, and more.  Title’s current main distribution product is Title Sports Drink.

Title Sports Drink is owned and produced by The Electric Beverage Company, Inc. (“EBC”). The beneficial owner of EBC is Kevin Sepe, the brother of the Company’s Chief Executive Officer and largest shareholder, Allan Sepe, who also serves as Chief Executive Officer of Title, and performs services for EBC; provided however that he has ceased being paid by EBC effective August 2010.  Additionally, the former Chief Executive Officer of EBC is Robert Friedopfer, a significant employee of the Company and greater than 5% shareholder of the Company.

Title Sports Drink is an all natural sports drink, with no artificial dyes or preservatives giving it what we believe is a unique selling proposition. Title Sports Drink, also called Title Run (which currently comes in three flavors, Berry, Optimal Orange and Lemon Frenzy).   Additionally, as a result of the Distribution Agreement (described below), we have the right of first refusal to distribute additional products and/or Title Sport Drink brands which EBC may choose to produce and distribute in the future.

EBC’s radio commercials are broadcasted throughout the Florida market.  Certain high profile athletes such as Ronnie Brown, Terrell Owens, Vontae Davis, and Heavyweight Champion Boxer Cedric Boswell, among others, are official endorsers of Title Sports Drink.  Title operates out of Opa-locka and Opopka Florida and is currently selling Title Sports Drink and distributing it in the state of Florida servicing numerous Publix Supermarkets, Walgreens, Sedano’s, Navarro Discount Pharmacies, Albertsons, and Sweetbay Grocery Stores representing more than 1,500 independent stores in Florida and Georgia.

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

As well as providing for Title’s exclusive distribution rights, the Distribution Agreement documents an aggregate of $1,015,000 of pre-payments (the “Pre-Payment”) of product made from May through July 2010, by the Company on behalf of Title and in anticipation of the Exchange, both in an effort to secure and protect its future rights under the Distribution Agreement and the relationship between Title and EBC (the “Protective Reasons”).  The Distribution Agreement also documented $700,000 in advances by the Company to Title, of which a substantial portion was subsequently paid to EBC, which advances to Title will be forgiven by the Company in connection with and pursuant to the Exchange, and additional $100,000 in advances from Title to EBC (the “Advances”).  In consideration for $100,000 of the Advances, EBC agreed to amend the Distribution Agreement to reduce certain minimum required volumes required by the Distribution Agreement, to extend the term of the Distribution Agreement and to revise certain other provisions of the Distribution Agreement, which have been reflected in the description of the Distribution Agreement as provided herein.  We were also provided a security interest in the distribution rights and certain cases of Product held by Title in order to secure the Advances, which security interest expired in connection with the closing of the Exchange.

Title was also granted a right of first refusal and a right of last refusal to distribute any additional products of EBC from time to time, as further provided in the Distribution Agreement.

Title’s right to be the exclusive distributor of EBC’s products is subject to Title meeting certain aggregate minimum distribution volumes for such products during each calendar year that the Distribution Agreement is in effect, which volumes increase year to year, and which initial required volumes Title was unable to meet in connection with the initial period of the agreement, which failure EBC waived in connection with the parties entry into the Amended and Restated Distribution Agreement.  In the event the Pre-Payment has been satisfied in full and Title fails to meet any Volume Requirement, EBC may terminate Title’s distribution rights to the Products, subject to Title’s right to pay EBC an amount equal to the difference between the minimum purchase requirement for such year minus the amount of Title’s purchases of Products for such year (each a “Volume Shortfall”).  In the event the Pre-Payment is still outstanding, the amount of any Volume Shortfall may be credited against the then outstanding balance of the Pre-Payment in Title’s sole discretion.

Unless terminated earlier due to a material breach of the Distribution Agreement by either party, Title’s failure to meet the minimum volume requirements and/or any other termination right provided in the Distribution Agreement, the Distribution Agreement will remain in effect until December 31, 2015, subject to renewals thereof with the mutual agreement of the parties.

The amounts owed pursuant to the Pre-Payment will be decreased by Title’s cost of products produced by EBC and delivered to the Company from time to time.  The Pre-Payment does not accrue any interest.  The Pre-Payment was made, in part, in anticipation of certain orders procured by EBC for EBC’s products placed from chain stores (the “Direct Orders”). EBC agreed to assign the revenues it receives from the Direct Orders to the Company and the Company agreed to credit those revenues against the outstanding principal balance of the Pre-Payment, and to provide us a security interest in the cases of products to be produced in connection with the Direct Orders in order to secure the repayment of the Pre-Payment, which understandings are evidenced by the parties entry into a Collateral Assignment of Revenues Agreement.

Additionally, from time to time we have loaned Title funds to support its ongoing operations including the loan of substantially all of the funds we raised in connection with the subscription agreements described below under “Recent Sales Of Unregistered Securities.”  The amount loaned had no stated due date, did not bear interest and was forgiven in connection with the Exchange.

EBC has advanced us funds from time to time, which funds totaled $28,120 as of August 31, 2010, and are payable on demand, unsecured, and non-interest bearing.

Additional Products Distributed Through Blue Gem

In addition to the acquisition of Title, we have recently expanded our product distribution offerings to include refrigerated dairy products, fresh produce and nationally known fresh and healthy food and beverages to a myriad of chain stores, local and regional independents as well as stores like Walgreens and Hess, located in Florida.  In connection therewith, in May 2010, we began distributing milk in the South Florida area through an understanding with American Fruit & Produce Corp. (“AFP”).  Additionally, in July 2010, we began distributing produce (including watermelon and other fruit) through a verbal agreement with AFP.   We currently distribute produce, milk, other dairy products and fruit through verbal agreements with AFP.  In connection with the understandings, we purchase the products directly from AFP and distribute them to certain stores throughout Florida.  We also agreed to rent office and warehouse space from AFP at 12805 N. W. 42 Ave., Opa-locka, Florida, 33054, which is currently our principal business location.  The monthly rent for the leased space is approximately $2,850 per month.

Currently we also distribute the following products, in addition to Title Sports Drink and those distributed through AFP:

•	Harvest Fresh Products (nut and snack bars, namely Wings of Nature Bars);
•	Apple Rush (an apple flavored fruit beverage);
•	Xingtea (a natural tea beverage): and
•	Myoplex (a nutritional shake).

There are no agreements in place for the distribution of the products described above, except for Myoplex (see below).

Recent Material Agreements:

Effective in June 2010, we entered into a distribution agreement with Abbott Nutrition (“Abbott”) to become Abbott’s exclusive distributor (the “Abbott Agreement”), to distribute and sell certain Myoplex shake and protein products to retailers in certain counties throughout Florida.   We also agreed to meet certain mutually agreed upon distribution levels for Abbott’s products in order to maintain the rights to distribute the products.  Abbott agreed to provide us a right of first refusal to distribute certain other Abbott products which Abbott desires to distribute from time to time.  Pursuant to the Abbott Agreement, we agreed to purchase the products we will distribute from Abbott at predetermined wholesale prices (subject to revision with no less than 60 days prior notice from Abbott).  Pursuant to the Abbott Agreement we were also provided a non-exclusive license to promote, sell and distribute the distributed products.  The Abbott Agreement has a three year term, automatically renewable for additional one year terms, if not terminated by either party at least 90 days in advance of the then current term, and can also be terminated by Abbott immediately if we breach the terms of the Abbott Agreement, fail to meet the distribution requirements set forth in the Abbott Agreement or there is a material change in the control of or assets of the Company without the prior consent of Abbott.  The Abbott Agreement can also be terminated by either party at any time, subject to the payment of liquidated damages in the event Abbott terminates the Abbott Agreement for any reason other than cause or the occurrence of an automatic termination under the Abbott Agreement in the event of the occurrence of certain events including our entry into bankruptcy or a similar transaction.

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

Through the acquisition of Title and our entry into the agreements described above, we believe we are building a portfolio of non-competing innovative brands and products to gain traction in the rapidly expanding healthy, “good for you”  food and beverage industry. Our business model seeks to garner exclusive agreements with food and beverage manufacturers to market and distribute their products.

On the retail side, we believe that many national and specialty chains are looking to add value, products and services for their customer base by expanding the products offered in their stores, like pre-packaged fresh products and pre-cut fruit recently introduced at Walgreens stores in South Florida. Implementing these healthy food and beverage initiatives requires expertise, and distributors like Blue Gem.  As stated above, we now deliver fresh fruit, produce, milk, juice, eggs and other refrigerated products to our customer base.  We are working together with our partners to create new innovative ways to merchandise and distribute fresh products in stores that have never sold them before.  Delivering via company leased vehicles and from time to time, distributor owned vehicles, we believe that we are building a unique cold chain Direct Store Distribution (“DSD”) network, allowing for controlled growth through existing and new territories.

Historically, national brands looking for a distributor in Florida needed to contract with several independent distributors throughout the state and many times under staffed small DSD companies to reach a majority of the state.  We believe we have solved that problem by providing DSD throughout the state creating a single logistics partner and have seen positive results from these actions, including the recent distribution agreements with Abbott and AFP, as described above, as well as Title’s distribution of Title Sport Drink.

Additional Recent Material Agreements:

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

We are currently in discussions with Ladenburg regarding the modification of the Investment Banking Agreement, and have ceased making payments and have not granted any warrants to Ladenburg to date in anticipation of such modification.

On or around October 1, 2010, Allan Sepe, the Chief Executive Officer, sole Director and largest shareholder of the Company entered into a Loan/Option Agreement (the “Option Agreement”) with The Sterling Group, a third party (the “Sterling Group”). Pursuant to the Option Agreement, Mr. Sepe agreed to loan the Sterling Group 10,000,000 shares of restricted common stock of the Company which he held (the “Loaned Shares”), which loan the Sterling Group agreed to repay by either delivering to Mr. Sepe (i) 10,000,000 shares of the Company’s common stock or paying Mr. Sepe (ii) $0.08 per share for the Loaned Shares (upon which payment the Loaned Shares, or such portion thereof shall be considered purchased by the Sterling Group), no later than September 15, 2015. The agreement also provided that the amount due in connection with the repayment of the Loaned Shares would automatically be (a) decreased by 20% on each anniversary date of the parties entry into the Option Agreement, provided that the Sterling Group or an affiliate of the Sterling Group is employed by or providing consulting services for the Company on such anniversary date; or (b) deemed completely satisfied in the event the Company obtains at least $20,000,000 in aggregate funding from transactions negotiated by the Sterling Group, or upon the Company being acquired, merged with or entering into a similar transaction originated or negotiated by the Sterling Group ((a) and (b), each a “Loan Satisfaction”), subsequent to which the Sterling Group would own the Loaned Shares (or any portion thereof) free of any repayment or other requirements. Finally, the Option Agreement provided the Sterling Group an option to purchase the remaining 10,000,000 shares of the Company’s common stock subject to the Option Agreement held by Mr. Sepe at an exercise price of $0.08 per share, exercisable until September 30, 2015, provided that the amount of the option is decreased by the amount of any Loan Satisfaction.

The description of the various material agreements and understandings of Title and the Company as described herein are qualified in all respects by the actual terms, conditions and provisions of such agreements and understandings.

Recent Corporate Events:

In August 2010, the Company began delivering Myoplex to independent stores and received its first order from Walgreens for $100,000 of Myoplex under the Abbott agreement (described above), which we began distributing to 300 South Florida Walgreens stores.

In September 2010, we began distributing Myoplex to approximately 239 Hess gas stations throughout Florida.

In late August 2010, we began distributing Title Sports Drink to Sweetbay Grocery Stores throughout Florida.

In July 2010, we began distributing to the first three prototype Walgreens stores our “fresh” fruit and produce program.  After a successful test period, we were given authorization to expand to the next 30 Walgreens stores in South Florida beginning September 1, 2010. We are placing end cap coolers along with produce tables in these stores.

Growth Strategy/Plan of Operations:

Moving forward, we plan to work to expand our distribution network throughout Florida and Georgia, with the intention of forming strategic relationships with retailers and brand owners.

Allied Brand Owners

The Company intends to provide start-up and independent food and beverage companies an effective route to market. The Company anticipates partnering with innovative, competitive allied brands and helping launch their products in the fragmented South Florida market. We plan to continue to cultivate a non-competing portfolio of brands, by choosing the best brand available to us in each category, based on the market and perceived consumer needs.

Retailers

The Company plans to continue to build relationships with independent store owners as well as store chains to effectively place and launch new beverage brands. Most new food and beverage categories--like energy drinks or natural snacks--are launched through independent retail stores using Direct Store Distribution. Independent retailers rely on impulse purchase and immediate consumption to sell products. Direct distribution enables quicker adapting and responding to changing consumer needs.

The Company also intends to expand its distribution to include a network of a variety of retail formats including additional conventional supermarkets, drugstore chains, schools, delis, multicultural stores, independent convenience stores, and gas stations.

Nutritional Coolers

Throughout the remainder of fiscal 2010, we plan to work to place “nutritional coolers”  in chains, such as Walgreens, and independent retailer locations throughout Florida. The coolers are planned to provide placement for new and emerging "Healthy Products", the manufacturers of which are looking to secure valuable placement on the crowded shelves of today's retailers.  We plan to service the coolers ourselves and stock them with all natural beverages like Title Sports Drink and Myoplex; and a selection of ready-to-go fresh produce, salads, sandwiches and other on-the-go nutritional products.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2010, COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2009

For the three months ended August 31, 2010, we had total net sales of $718,932.  We had no sales for the three months ended August 31, 2009, as we operated as a start-up mineral exploration company until approximately December 2009, when we determined it was in our best interest to change our business focus to that of a food and beverage distribution company.

We had total cost of sales of $700,879 for the three months ended August 31, 2010, compared to no cost of sales for the three months ended August 31, 2009 (as we had no sales during that period).

We had total gross profit of $18,053 for the three months ended August 31, 2010, compared to no gross profit for the three months ended August 31, 2009.

We had total operating expenses of $329,612 for the three months ended August 31, 2010, compared to total operating expenses of $6,759 for the three months ended August 31, 2009, an increase in total operating expenses of $322,853 from the prior period.    Operating expenses for the three months ended August 31, 2010, were composed mainly of $180,788 of bad debt expense, $53,895 of professional fees (compared to $6,759 of professional fees for the three months ended August 31, 2009), $28,721 of accounting fees, $22,015 of rent and $17,000 of investor relations expenses.  Total expenses of $6,759 for the three months ended August 31, 2009 solely represented professional fees.

We had a total net loss of $311,559 for the three months ended August 31, 2010, compared to a total net loss of $6,759 for the three months ended August 31, 2009, an increase in net loss of $304,800 from the prior three month period.

The results of operations for the three months ended August 31, 2010 and 2009 do not include the operations of Title, as the Exchange did not close until September 14, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,122,425 as of August 31, 2010, which included total current assets of $1,114,284, representing $8,988 of cash, $53,794 of accounts receivable, net, $155,621 of inventory, and $895,881 of other current assets (which included $895,791 in connection with the Pre-Payment); total long term assets of $8,141, consisting of property and equipment of $3,141 and $5,000 of other assets.

We had total liabilities of $425,871 as of August 31, 2010, which were solely current liabilities, consisting of accounts payable of $228,838, $78,913 of accrued liabilities, $90,000 of notes payable to related parties (in connection with the outstanding notes described below), and $28,120 due to EBC, a related party.

We had total working capital of $688,413 and a total accumulated deficit of $542,033 as of August 31, 2010.

We had total net cash used for operating activities of $976,615 for the three months ended August 31, 2010, which included $311,559 of net loss, $705,881 of increase in other current assets, and $155,621 of increase in inventory, offset by $145,221 of increase in accounts payable.

We had $3,141 of net cash used for investing activities for the three months ended August 31, 2010, which was solely due to purchase of furniture and equipment.

We had net cash provided by financing activities of $988,744, which included $1,101,960 of proceeds from the sale of common stock (representing the sales described below) and $90,000 of proceeds from the sale of the notes described below offset by $143,216 of net advances to related party and $60,000 of rescission of purchase of common stock (which rescission has been retroactively reflected in the description of the shares sold as provided below).

The Company’s Balance Sheet as of August 31, 2010 does not include the assets or liabilities of Title, as the Exchange did not close until September 14, 2010.

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

In September 2010, we entered into a Securities Purchase Agreement with an “accredited investor” and sold such investor an aggregate of 600,000 shares of our restricted common stock in consideration for $30,000 in funding ($0.05 per share), which funds we have largely spent for working capital.

In September 2010 and October 2010, the Company was advanced $5,000 and $28,000, respectively, from Ronny Halperin, a greater than 5% shareholder of the Company, and an entity Mr. Halperin beneficially owns, respectively.  All loans bear interest at 8% per annum and are payable on December 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting our Chief Executive Officer and our Principal Financial Officer concluded that, as of August 31, 2010, our disclosure controls and procedures were not effective, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report.

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

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of May 31, 2010, the end of the Company’s last fiscal year, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by such 2010 Annual Report, that such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

General Risks Related To The Company

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We had a total net loss of $175,292 for the year ended May 31, 2010 and Title had a net loss of $475,017 for the period from August 31, 2009 (inception) through April 30, 2010, we also had a total net loss of $311,559 for the three months ended August 31, 2010.  We had a total accumulated deficit of $542,033 as of August 31, 2010.  Title had negative working capital of $505,140 and a total accumulated deficit of $75,017 as of April 30, 2010.   In April through July 2010, we entered into Securities Purchase Agreements with eleven “accredited investors” and sold such investors an aggregate of 26,323,216 shares of our restricted common stock in consideration for $2,090,000 in funding (or between $0.065 and $0.08 per share), which funds we have largely spent in connection with the Pre-Payment and Advances as described above in connection with the Distribution Agreement.  In September 2010, we entered into a Securities Purchase Agreement with an “accredited investor” and sold such investor an aggregate of 600,000 shares of our restricted common stock in consideration for $30,000 in funding ($0.05 per share), which funds we have largely spent for working capital.

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

Our Largest Shareholder, Allan Sepe Can Vote An Aggregate Of Approximately 40% Of Our Common Stock, And Holds All Of The Outstanding Shares Of Our Series A Preferred Stock, And As A Result, Will Exercise Significant Control Over Corporate Decisions.

Allan Sepe, who is also our President and Chairman, is our largest shareholder currently voting approximately 40% of our outstanding common stock.  Additionally, Mr. Sepe holds all 1,000 shares of our designated shares of Series A Preferred Stock.  The Series A Preferred Stock has the right, voting as a separate class, at any annual or special meeting of shareholders to elect one director of the Company in the event the Company has three (3) or fewer Directors, or in the event the Company has five (5) or more directors, such number of Directors as equal to the total number of Directors of the Company multiplied by 0.333 and rounded up to the nearest whole number.  Additionally, the Series A Preferred Stock has the right to approve any Change of Control, defined as (i) the adoption of a plan of merger or consolidation of the Company with any other individual, entity, or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation; (ii) the approval by the Board of Directors of the Company of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all of the assets of the Company, or the Company taking action to affect such sale or transfer; or (iii) in the absence of a prior expression of approval by a majority of outstanding shares of the Series A Preferred Stock, the acquisition of more than 25% of the Company's voting capital stock by any person within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company). Due to Mr. Sepe’s ownership of the Series A Preferred Stock, and the voting rights of such Series A Preferred Stock, he will appoint any and all Directors of the Company until such time as the Company’s Board of Directors has more than one (1) member, if ever, at which time he will continue to have rights to appoint at least one-third of such Board of Directors, solely as a result of his ownership of the Series A Preferred Stock.

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

We Rely Upon Key Personnel And If They Leave Us, Our Business Plan And Results Of Operations Could Be Adversely Affected.

We rely heavily on our Chief Executive Officer and sole Director, Allan Sepe, as well as Title’s employee, Robert Friedopfer, who is also the former Chief Executive Officer of EBC. Their experience and input create the foundation for our business and they are responsible for the directorship and control over our operations. We do not currently have an employment agreement or "key man" insurance policy on either Mr. Sepe or Mr. Friedopfer. Moving forward, should we lose the services of Mr. Sepe or Mr. Friedopfer, for any reason, we will incur costs associated with recruiting replacements and delays in our operations. If we are unable to replace either Mr. Sepe or Mr. Friedopfer with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued.

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

We had a total net loss of $175,292 for the year ended May 31, 2010 and Title had a net loss of $475,017 for the period from August 31, 2009 (inception) through April 30, 2010, we also had a total net loss of $311,559 for the three months ended August 31, 2010.  We had a total accumulated deficit of $542,033 as of August 31, 2010.  Title had negative working capital of $505,140 and a total accumulated deficit of $75,017 as of April 30, 2010.  As such, our auditors, in their report dated September 14, 2010, as included in our Form 10-K for the year ended May 31, 2010, and Title’s auditors in Title’s audited financial statements for the period from August 31, 2009 (inception) through April 30, 2010, as incorporated by reference herein, have raised substantial doubt as to whether our Company (including Title) can continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

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

We incur legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our continued status as a publicly reporting company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating To The Operations Of The Company And Title

We Face Intense Competition For Our Products And As A Result, We May Be Unable To Compete In The Market For Food and Beverage Distribution.

The market for food and beverage distribution is highly competitive and fragmented. The Company expects competition to intensify in the future. We plan to compete in each of our markets with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to us. Numerous well-established companies are focusing significant resources on providing food and beverage distribution services that will compete with our services. No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our services, will not rise. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

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

Currently, we do not store Title Sports Drink in a refrigerated warehouse, but we do maintain a temperature controlled warehouse for Title Sports Drink and Myoplex products we distribute and also use a limited number of refrigerated trucks which we use to distribute produce to Walgreens.  It is possible that because of Title Sports Drink’s “all natural” nature and the fact that no artificial preservatives are added to Title Sports Drink, it may be more susceptible to heat and/or other environmental factors than other traditional sports drinks.  If industry standards or our customers necessitate that we refrigerate Title Sports Drink and/or if we receive contracts to distribute additional products in the future which require warehouse refrigeration or other requirements which force us to expend additional resources and capital in order to comply with, our result of operations may be adversely affected, we may be unable to comply with such industry or contract standards, and we may be forced to curtail our business operations, which could cause any investment in the Company to become devalued.  Additionally, we may incur substantial costs in the future to upgrade or keep up-to-date various facilities and equipment or restructure our operations, including closing existing facilities or opening new ones. If our investment and restructuring costs are higher than anticipated or our business does not develop as anticipated to appropriately utilize new or upgraded facilities in the future, our costs and financial performance could be negatively affected.

Payments Due To Us In Connection With The Distribution Of Products, Including Title Sports Drink, Are Dependent On Such Products Being Timely Sold And We Do Not Receive Payments For Products Returned To Us As Unsold.

We receive revenues through the Distribution Agreement (described above) from our distribution and sale of Title Sports Drink, which is produced by EBC.  Through the Distribution Agreement, we purchase Title Sports Drink from EBC at a pre-determined wholesale cost per unit and then distribute such products to independent resellers throughout the state of Florida.  Similarly, we purchase other products we distribute from time to time and then distribute such products to resellers to sell such products on our behalf.  We receive payment from such resellers only for products which are sold and we bear the cost of any products which are returned to us as unsold.  As such, if products we purchase from EBC or third parties are not timely sold and/or are returned to us as unsold, we may incur a loss in connection with the failure to timely sell such pre-purchased products and bear the risk that such products will not be sold by the resellers in a timely fashion, if it all.  As a result, the failure of the products we distribute, including Title Sports Drink, to be timely sold, or to sell at all, could cause us to incur a loss on the sale of such products, write off the initial purchase of such products, or could cause a significant delay from the time we purchase such products from EBC and receive payment for such products (if at all), which could cause a material adverse effect on our results of operations, and could cause our results of operations to significantly vary from quarter to quarter.   Any material adverse change in our results of operations, delay in our receipt of payment for pre-purchased products (including Title Sports Drink), or return of unsold products by our resellers could cause the value our securities to decline in value or become worthless.

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

The manufacture and production of the products we distribute are highly dependent on certain ingredients, packaging materials, other raw materials, and energy. If the suppliers of our customers ingredients, packaging materials, other raw materials or energy are impacted by an increased demand for their products, business downturn, weather conditions (including those related to climate change), natural disasters, governmental regulation, terrorism, strikes or other events, and they are not able to effectively obtain the products from another supplier, they could experience an interruption in the supply of such products or increased costs of such products. Any sustained interruption in the supply of ingredients, packaging materials, other raw materials or energy, or increased costs thereof, could have a material adverse effect on our customers’ ability to produce the products we distribute, and therefore, our ability to distribute such products, which could have a material adverse effect on our business and financial results.

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

We May Have Potential Conflicts Of Interest With EBC, Which Could Result In EBC’s Objectives Being Favored Over Our Objectives.

Our and Title’s past and ongoing relationship with EBC, as well as the relationships between our and Title’s Chief Executive Officer, Allan Sepe, who is also our largest shareholder, and who further serves as an employee of EBC, and Kevin Sepe, Allan’s brother and the majority owner of EBC, as well as Robert Friedopfer, a significant employee of the Company, greater than 5% shareholder of the Company and the former Chief Executive Officer of EBC could give rise to conflicts of interests.  Since September 2010, Allan Sepe spends almost exclusively all of his time on Company matters and spends a small amount of time on EBC matters from time to time. These potential conflicts include balancing the objectives of increasing sales volume of Title Sports Drink beverages and maintaining or increasing our profitability versus EBC’s objectives of increasing its production and distribution of Title Sports Drink and increasing its own profitability.  Additionally, due to the Pre-Payment, EBC owed us $895,791 as of August 31, 2010  (additionally, we owed EBC $28,120 as of August 31, 2010), making EBC our largest account receivable.  Perceived or actual conflicts of interest between Allan Sepe, Kevin Sepe, Robert Friedopfer, us, Title or EBC could cause our results of operations to be materially adversely affected and/or could cause the value of our securities to decline in value or become worthless.

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

Our Operations Results of Operations Face Risks Associated With Inclement Weather.

Substantially all of our operations and distributions of products take place in the state of Florida.  Florida has historically been prone to inclement weather, including flooding and hurricanes.  Hurricanes are most prevalent during the months of June through November.  Any tropical storm, hurricane or flooding which affects the state of Florida could cause interruptions in our ability to distribute products, could cause damage to our warehouses or office location and/or could cause damage to the transportation infrastructure we rely on to distribute products throughout Florida.  Additionally, any inclement weather in the state of Florida could cause a decline in sales of our customers’ products or force our customers to scale back, delay or cease their operations.  As such, in the event that the state of Florida is affected by inclement weather, our results of operations could be materially adversely affected, which could cause the value of our securities to decline in value or become worthless.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, prior to the filing of our Form 8-K disclosing the Exchange, we were a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company” (which we believe that we have in connection with the Exchange and the Form 8-K disclosing the Exchange, which was filed on September 20, 2010); 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company”, which information was filed on September 20, 2010, and which sales pursuant to Rule 144 can therefore not be made any earlier than September 21, 2011.  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least September 21, 2011, any non-registered securities we sell or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity until and unless such securities are registered with the Commission and/or until at least the later of (a) September 21, 2011; and (b) six months from the issuance of such securities.  Additionally, in the future, if we cease filing reports with the Commission or Rule 144 is not available for the sale of our securities, it may be impossible for holders of our securities to sell such securities.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Additionally, moving forward, our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

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

In September 2010, we entered into a Securities Purchase Agreement with an “accredited investor” and sold such investor an aggregate of 600,000 shares of our restricted common stock in consideration for $30,000 in funding ($0.05 per share), which funds we have largely spent for working capital.  The Securities Purchase Agreement also provided the investor piggy-back registration rights in connection with the shares sold.  The 600,000 shares have been included in the number of issued and outstanding shares disclosed throughout this report, but have not been physically issued to date.

On or around October 1, 2010, Allan Sepe, the Chief Executive Officer, sole Director and largest shareholder of the Company entered into a Loan/Option Agreement (the “Option Agreement”) with The Sterling Group, a third party (the “Sterling Group”). Pursuant to the Option Agreement, Mr. Sepe agreed to loan the Sterling Group 10,000,000 shares of restricted common stock of the Company which he held (the “Loaned Shares”), which loan the Sterling Group agreed to repay by either delivering to Mr. Sepe (i) 10,000,000 shares of the Company’s common stock or paying Mr. Sepe (ii) $0.08 per share for the Loaned Shares (upon which payment the Loaned Shares, or such portion thereof shall be considered purchased by the Sterling Group), no later than September 15, 2015. The terms and conditions of the Option Agreement are described in greater detail above.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)   Exhibits

Exhibit Number	Description of Exhibit

2.1(3)	Plan of Conversion
3.1(3)	Florida – Certificate of Domestication and Articles of Incorporation
3.2(3)	Florida – Certificate of Amendment to Articles of Incorporation
3.3(3)	Nevada – Articles of Conversion
3.4(3)	Designation of Series A Preferred Stock
3.5(3)	Bylaws
10.1(3)	Share Exchange Agreement Between Title Beverage Distribution, Inc., the shareholders of Title and the Company
10.2(3)	Amended and Restated Distribution Agreement
10.3(3)	Abbot Distribution Agreement
10.4(3)	Promissory Note ($30,000) – Allan Sepe
10.5(3)	Promissory Note ($30,000) – Robert Friedopfer
10.6(3)	Promissory Note ($30,000) – Ronny Halperin
10.7(3)	Promissory Note ($25,000) – Howard Ettelman
10.8(3)	Collateral Assignment of Revenues Agreement
10.9*	Promissory Note ($5,000) - Ronny Halperin
10.10*	Promissory Note ($8,000) – Hundred Acre Properties, LLC
10.11*	Promissory Note ($20,000) – Hundred Acre Properties, LLC
10.12*	Stock Loan/Option Agreement
16.1(2)	Letter from LBB & Associates Ltd., LLP
21.1(4)	Subsidiaries
31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(3)	Audited Financial Statements of Title Beverage Distribution, Inc.
99.2(3)	Pro Forma Financial Information

* Filed herewith.

(1) Filed as an exhibit to the Company’s Form 8-K/A filing, filed with the Commission on October 23, 2009, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 27, 2010, and incorporated herein by reference.

(3) Filed as exhibits to the Company’s Form 8-K disclosing the Exchange and other Form 10 Type information as required by Form 8-K and Rule 144, which the Company filed with the Commission on or around September 20, 2010, and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Form 10-K/A, filed with the Commission on September 22, 2010, and incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE GEM ENTERPRISE, INC.

Date: October 19, 2010

/s/ Allan Sepe
By:    Allan Sepe
Title: Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer)